Form 10KSB
period 2002-12-31
CAPSOURCE FINANCIAL INC
filed 2003-09-17
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-31730

                            CAPSOURCE FINANCIAL, INC.
                            -------------------------
                 (Name of Small Business Issuer in its charter)

        COLORADO                                           84-1334453
------------------------                      ---------------------------------
(State of incorporation)                      (IRS Employer Identification No.)

               2305 CANYON BOULEVARD, SUITE 103, BOULDER, CO 80302
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                   (Issuer's telephone number) (303) 245-0515
                                               --------------

Securities registered pursuant to section 12(b) of the Exchange Act: Common Stock, par value $.01 per share

Securities registered pursuant to section 12(g) of the Act:  None.

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( ) YES (X) NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for the fiscal year ended December 31, 2002 were $4,008,517.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 31, 2003 was approximately $831,840.

The Registrant had 8,225,375 shares of Common Stock outstanding as of August 31, 2003.

The following documents are incorporated by reference: Registrant's prospectus filed pursuant to Rule 424(b)(3) on April 7, 2003.

Transitional Small Business Disclosure Format (check one):  YES ( )   NO (X)

                                TABLE OF CONTENTS

PART I................................................................................................................3
------
   Item 1.     Description of Business................................................................................3
   -------     -----------------------
   Item 2.     Description of Property................................................................................9
   -------     ------------------------
   Item 3.     Legal Proceedings.....................................................................................10
   -------     ------------------
   Item 4.     Submission of Matters to a Vote of Security Holders...................................................10
   -------     ----------------------------------------------------
PART II..............................................................................................................10
-------
   Item 5.     Market for Common Equity and Related Stockholder Matters..............................................10
   -------     ---------------------------------------------------------
   Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................13
   -------     --------------------------------------------------------------------------------------
   Item 7.     Financial Statements..................................................................................18
   -------     ---------------------
   Item 8.     Changes in and Disagreements with Accountants.........................................................18
   -------     ----------------------------------------------
PART III.............................................................................................................19
--------
   Item 9.     Directors, Executive Officers, Promoters, Control Persons; Compliance With Section 16(a) of the
   -------     ------------------------------------------------------------------------------------------------
               Exchange Act..........................................................................................19
               -------------
   Item 10.    Executive Compensation................................................................................12
   --------    -----------------------
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........22
   --------    -----------------------------------------------------------------------------------------------
   Item 12.    Certain Relationships and Related Transactions........................................................23
   --------    -----------------------------------------------
   Item 13     Exhibits and Reports on Form 8-K......................................................................24
   -------     ---------------------------------
   Item 14     Controls and Procedures...............................................................................24
   -------     ------------------------

SIGNATURES...........................................................................................................26
----------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                          FORWARDING LOOKING STATEMENTS

      This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of CapSource Financial, Inc., the "Company" with respect to (i) the Company's financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.

                          GENERAL BUSINESS DEVELOPMENT

         Trailers Modernos International, Inc. ("TMI") was established June 19, 1992, as a United States company incorporated in the State of Virginia. TMI formed a wholly owned Mexican operating subsidiary, named Trailers Modernos S.A. de C.V. ("TMSA"), located in Mexico City. TMI and TMSA spent several years attempting to establish a truck trailer manufacturing, truck stops and truck trailer leasing business in Mexico.

         As part of its efforts to obtain private financing, TMI, on February 16, 1996, formed a wholly owned subsidiary, named Mexican-American-Canadian Trailers Leasing, Inc. ("MAC"), a United States corporation incorporated in Colorado. MAC also formed a wholly owned Mexican subsidiary, named Trailers Modernos Arrendamiento S.A. de C.V. ("TMA"). Upon incorporation, MAC exchanged 1,000,000 of its shares of common stock with TMI for title to equipment (19 truck van trailers).

         In response to efforts to obtain private financing, Randolph Pentel invested approximately $400,000 for 399,950 shares of MAC common stock. TMI then requested Mr. Pentel to loan MAC $500,000 as a bridge loan to be used to purchase additional equipment and for working capital. The bridge loan was secured by a pledge of 500,000 of the 1,000,000 shares of MAC common stock owned by TMI and all rights to any lease payments generated by the equipment purchased with the proceeds from the bridge loan in the event of a default. MAC defaulted on the bridge loan in August of 1997, and Mr. Pentel foreclosed on the 500,000 shares of MAC common stock that served as collateral for the bridge loan. In 1998, we determined that the North American Free Trade Agreement and the resulting substantial increase in trade among the signatory countries presented a significant business opportunity. To capitalize on this opportunity, at a meeting of MAC and TMI stockholders on January 8, 1998, the current management group took control of MAC by electing new directors of MAC and resolving all issues regarding title to certain MAC rolling stock and management agreements between MAC and its subsidiary and TMI and its subsidiary, thereby gaining control of Mexican-American-Canadian Trailer Rentals, Inc., the predecessor to CapSource.

         A holding company structure was adopted and the business's name was changed to CapSource Financial, Inc. to reflect our business strategy more accurately. Since that time, CapSource has operated independently from TMI and its subsidiary and a member of the current management group has invested approximately $5.25 million of additional equity capital in the Company.

                                    BUSINESS

GENERAL

         CapSource is a holding company with two Mexican subsidiaries through which we engage in two principal lines of business: (1) through our subsidiary, REMEX, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment; and (2) through our subsidiary, RESALTA, we have an agreement with Hyundai Translead granting RESALTA the exclusive right to sell Hyundai truck trailers in Mexico. As is customary in Mexico, each operating company has an associated service company that employs all of the personnel who perform services for the primary operating company. The service companies invoice the operating companies for the total personnel costs incurred on a monthly basis. This operating structure, which is common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities.

         REMEX, CapSource's wholly owned subsidiary, the successor to Mexican-American-Canadian Trailer Rentals' Mexican operations, operates as an equipment leasing company with headquarters in Mexico City. REMEX currently leases truck trailers and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2002, REMEX had 194 units, of which 165 were on lease in its lease/rental pool with an approximate aggregate cost of $3,350,000. Fleet utilization was 85%. All leases are operating leases, whereby we retain title to and ownership of the equipment.

         CapSource formed RESALTA in April 2001 as a majority owned subsidiary to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and related equipment in Mexico. Hyundai markets its products directly and through a network of dealers in the U.S. The signed agreement with CapSource represents Hyundai's initial entry into the Mexican market.

INDUSTRY BACKGROUND

         Mexico is strategically situated between Atlantic Europe and the nations of the Pacific Rim, as well as culturally and geographically located between the world's largest economy, the United States to the north, and the developing economies of Central and South America.

         In terms of land area, Mexico is the 13th largest country in the world with an area of 1,967,183 square km or 759,530 square miles, about three times the size of Texas. (Source: 2001 CIA World Factbook). Mexico has an estimated population of 98.5 million, 72% of whom live in urban areas and more than 50% of whom are less than twenty years of age. Mexico has three major inland industrial centers: Monterrey, Guadalajara and Mexico City. In addition, Mexico has major ports on both the Atlantic and Pacific coasts.

         On January 1, 1994, Mexico entered the North American Free Trade Agreement with the U.S. and Canada, further reducing barriers to trade with Mexico for U.S. and Canadian companies and removing many restrictions on foreign investment. (Source: WHAT IS NAFTA, Wall Street Journal, September 15, 1993, p. A18, providing a summary of the contents of the five volume North American Free Trade Agreement). NAFTA has created a powerful economic bloc of 406 million consumers in the U.S., Mexico and Canada. The combined gross national products of the three NAFTA participants are over $11 trillion U.S. (Source: Fact Sheet on NAFTA, The White House, President George W. Bush, April 22, 2001). The U.S. Trade office states that NAFTA has and will continue to provide numerous opportunities to business, industry and workers throughout the trade area. NAFTA was designed to lead to a more efficient use of North American resources - capital, land, labor and technology - while heightening competitive market forces. (Source: Joint Statement of United States Trade Representative Robert B. Zoellick, Canadian Minister for International Trade Pierre S. Pettigrew, and Mexican Secretary of Economy Luis Ernesto Derbez, following the July 31, 2001 meeting of the NAFTA Free Trade Commission). Mexico exported $139 billion to its NAFTA partners in 2001, 225 percent more than in 1993, the year prior to the start of NAFTA implementation. U.S.-Mexico bilateral trade surpassed U.S.-Japan bilateral trade, which placed Mexico as the United States' second largest trading partner. (Source: U.S. Mexico Chamber of Commerce; U.S. Bureau of the Census). Trucks carry 90% of the trade between Mexico and the United States. (Source: Closing the Border under NAFTA: The Strength of the Teamsters or Weakness of Leadership?, James Giermanski, Capital Research Center, February
2000). Data provided by the U.S. Customs Service shows that since the passage of NAFTA, truck crossings at the various U.S./Mexican border checkpoints have increased approximately 198%.

         On November 27, 2002, President George W. Bush announced his decision to open U.S. highways to Mexican trucks beyond the 20-mile commercial border zones, which is the current limitation for Mexican trucks entering the United States. Motor carriers domiciled in Mexico operating in the United States will be subject to the same Federal and State laws, regulations and procedures, including safety regulations that apply to carriers domiciled in the United States. President Bush's decision complies with a provision of NAFTA. Mexican rigs currently transfer their cargo to U.S. trucks that carry the loads to points within the United States. In December 2002, a coalition of environmental, labor and trucking industry groups requested the 9th U.S. Circuit Court of Appeals to issue an emergency stay of President Bush's decision to open U.S. highways to Mexican trucks. On January 16, 2003, the 9th Circuit Court of Appeals ruled that the Bush administration violated federal environmental law by opening the border to Mexican-domiciled trucks without first reviewing possible environmental impacts. The Court held that the government must first complete an environmental impact statement under the National Environmental Policy Act and a conformity statement under the Clean Air Act before it can enact rules allowing Mexican trucks into the U.S. Accordingly, it is not known when, if ever, Mexican trucks will be allowed into the U.S., beyond the 20 mile commercial border zone?

BUSINESS AND EXPANSION STRATEGY

         CapSource management works with the operating company executives at REMEX and RESALTA to formulate business plans and strategies consistent with our overall corporate goals. Our subsidiaries are party to inter-company service agreements whereby the parent company provides management services in exchange for a fee. Operating company executives manage the operating companies based on established goals. Investment and capital allocation decisions are made by the executive management and board of directors of CapSource.

         We intend to expand our business operations through the acquisition of existing businesses and the integration of acquired businesses with existing operations.

         In evaluating potential acquisitions, we consider the following factors:

o The geographic location of the candidate. Our first priority is to acquire candidates located in areas where we believe the market for services is strong and growing and the candidate represents a strong contributor in that market. We also consider the ease with which such businesses can be integrated into our existing operations. Once we have entered a region, we may seek to increase our presence in the region through expansion of our existing operations, additional acquisitions and/or new business opportunities;

o The candidate's profitability. We seek to acquire businesses that are profitable at the time of acquisition. We also review other financial factors such as historic levels of revenue and earnings and the opportunity to increase profitability through operational improvements;

o The candidate's existing and potential customer base. We seek to acquire businesses with a strong customer base and a reputation for high quality service. We attempt to retain key personnel through the use of employment agreements containing noncompetitive provisions and incentive programs. In addition, we assess the probability of being able to expand the existing lease base; and

o Each candidate is evaluated for potential synergy with our existing businesses.

         We are engaged in discussions with prospective acquisition candidates and are in the process of exchanging information with certain of these candidates. Although we would like to make one or more acquisitions in the next twelve months, as of the date of this annual report we have not agreed to make any acquisitions and no assurance can be given as to whether, when, or on what terms any such possible acquisitions may be completed. We expect that any acquisition would require seller financing, debt or equity financing or a combination of some or all these financing techniques that will be decided on a case-by-case basis.

RENTAS Y REMOLQUES DE MEXICO, S.A. DE C. V. (d/b/a REMEX)

         REMEX is engaged in equipment leasing with headquarters in Mexico City. REMEX currently focuses on leasing transportation equipment, primarily truck transportation equipment, to contract carriers and private fleets. REMEX will consider leasing other types of capital equipment where market conditions are favorable.

         REMEX BUSINESS STRATEGY. Mexico has replaced Japan as the U.S.'s second largest trading partner. The net effect has been an explosion in cross-border shipments. (Source: U.S. Customs Service, Inspection and Control Division and Texas A&M International University). The growth in shipping has resulted in a substantial increase in demand for truck trailers. Moreover, there is a need to generally upgrade Mexican transportation infrastructure. Further, CapSource anticipates that Mexican companies, like their U.S. counterparts, will attempt to out-source their transportation fleets and fleet management in order to utilize a variable cost approach to operating their businesses. We believe REMEX is well positioned to capitalize on these economic and regulatory changes.

         Mexico suffers from a chronic shortage of investment capital and a relatively high cost of borrowing. These factors argue against the direct ownership of capital equipment. REMEX's leasing services offer an alternative to direct equipment ownership. REMEX offers triple-net operating leases. REMEX arranges for the license, insurance and taxes relating to the leased equipment. REMEX leases are typically mid-term - from one to five years. The customer pays all costs and returns the equipment to REMEX at the end of the lease term. REMEX does not offer financial or full payout leases.

         Mid-term operating lease rates are usually higher than finance lease rates but lower than short-term rental rates. REMEX leases generally result in the recovery of the full cost of the leased equipment during the initial term of the lease, however, to realize an acceptable return on our investment, we must re-lease or sell the equipment. Accordingly, at the beginning of each lease, REMEX estimates the value of the used equipment or residual value at the end of the term of the lease. To the extent that the sale or release of the equipment results in more or less proceeds to REMEX than the residual value that is carried on REMEX's book, the actual profit and rate of return on the invested capital will vary. REMEX focuses on mid-term operating leases because it believes that such leases provide the optimal balance between risk and return - a high rate of return on invested capital and an acceptable level of risk.

         REMEX occasionally offers short-term leases at rates that are higher than mid-term leases in order to keep overall fleet utilization at maximum levels and maximize cash flow.

         REMEX TARGET MARKETS. REMEX has targeted small to mid-size companies that are financially stable, adequately capitalized, well managed with strong growth potential and good credit. Management is focused on opportunities to lease equipment which is non-specialized including dry vans, flat beds and trailer dollies. However, REMEX occasionally leases more specialized equipment if the term of the lease and the rate of return justify the added risks of these leases. Of particular interest are business sectors which have recently been or are in the process of being privatized, such as railroads, port facilities and grain collection, warehousing and distribution, where REMEX can become the predominant lessor. Management has been aggressively pursuing this business strategy.

         REMEX COMPETITION. Competition for REMEX comes from three main areas:

o     other firms offering operating leases;
o     financial leases; and
o     other financing arrangements.

         In Mexico, as compared to the United States, the leasing business is in its infancy and, accordingly, competition for the leasing of truck trailers is somewhat limited.

         With respect to operating leases, REMEX has two primary competitors, XTRA Mexicana, S.A. de C.V. and TIP de Mexico, S.A. de C.V. They are the Mexican subsidiaries of the two largest U.S. firms offering operating leases to the transportation industry, XTRA Corporation located in Boston, MA and the TIP division of GE Capital Services, a unit of General Electric Company located in Fairfield, CT. Nevertheless, they too are relatively new to the Mexican market, both since the passage of NAFTA in 1994.

         Financial leases are an alternative to operating leases. Captive truck leasing firms, including PACCAR Leasing, Volvo Credit and Mercedes Benz Leasing, occasionally offer to put trailers on lease along with their trucks to enhance truck sales. In addition, there are a number of firms, major financial institutions including banks and asset based lenders, which offer financial leases and/or other financing arrangements.

         REMEX OPERATIONS. Doing business in Mexico is relationship oriented. The Director General of REMEX is responsible for new business generation which is accomplished by developing relationships with and soliciting business directly from potential lessees or through relationships with manufacturers of transportation equipment and/or their distributors. In order to achieve its growth objectives, management anticipates it will expand its sales and marketing activities through the addition of one or more employees whose time would be devoted to such activities. By assisting these manufacturers and/or their distributors in providing timely, convenient and competitive financing for their equipment sales and offering a variety of value-added services, REMEX simultaneously promotes their equipment sales and the utilization of REMEX as the equipment finance provider. Leases are originated as a result of REMEX's sales and marketing activities. REMEX employs underwriting policies and procedures that are intended to minimize the risk of delinquencies and credit losses. CapSource in conjunction with REMEX management has established and regularly reviews overall corporate credit guidelines. Since 1998, when current management took control and instituted new lease contracts and credit guidelines, we have not suffered any credit losses.

         REMEX's servicing responsibilities generally include billing, processing payments, paying taxes and insurance and performing collection and liquidation functions. Currently, REMEX performs all of the servicing functions for its leases. REMEX acquires trailers and related equipment from a wide range of suppliers, both in the U.S. and Mexico. Equipment purchasing is generally driven by the lessee's requirements. The lessee usually specifies the equipment, including, in many cases, the manufacturer. Specifications typically include:

o     the trailer type,
o     structural elements,
o     length,
o     suspension - mechanical or air ride, and
o     tires, brakes and other features.

         These specifications are usually driven by a combination of the lessee's customer's need, current fleet composition and operating experience, equipment cost and availability, the lessee's requirements and other factors. Generally REMEX does not acquire equipment without a commitment to lease.

         We have two customers who each represent ten percent or more of REMEX's rental income. The loss of either of these significant customers would have a material adverse effect on our business. We can offer no assurance that these significant customers will continue to choose REMEX for their trailer rental needs.

         REMEX SERVICE SUBISIDARY. As is the custom in Mexico, REMEX, the primary operating subsidiary, has an associated service company. The assets reside in the primary operating subsidiary while employees are employed by the service company. The sole purpose for the service company is to hire and retain the employees who provide the services. The service company has a service contract with the operating company and invoices it for the total personnel costs incurred on a monthly basis. This operating structure, which is the common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities. The service company for REMEX is Opciones Integrales de Arrendamiento, S.A. de C.V. Both REMEX and its service company are located in Mexico City and are wholly owned by CapSource. However, because Mexican law requires that all Mexican companies have a Mexican shareholder, Lynch Grattan, our director of Mexican operations, holds one share of each of REMEX, and its service company, to comply with Mexican law.

         REMEX ASSET POOL. As of December 31, 2002, REMEX had 194 units in its lease/rental asset pool with an original cost of $3.25 million. All of REMEX's equipment is less than five years old.

         The following table indicates the mix of trailers and related equipment:

Type of Equipment      Number of Units     % of Lease/Rental Fleet
-----------------      ---------------     -----------------------
   Dry Van - 53'           34                      17.5%
             48'           68                      35.1%
             40'           16                       8.3%
             38'           12                       6.2%
             35'            2                       1.0%
             22'            5                       2.6%

   Flat Bed Trailers       20                      10.3%

   Bulk Hoppers - 42'       1                       0.5%
                  34'       2                       1.0%

   Trailer Dollies         34                      17.5%
                           --                      -----
   Total                  194                       100%

         As of December 31, 2002, our utilization rate was 85%. Since December 31, 2002, REMEX has increased its utilization rate to 90%. Utilization is a key measure of a leasing company's operating performance. Based on in-house research, leasing company utilization in the U.S. generally falls in the range of 65-85%. REMEX's utilization historically has exceeded 90%.

         REMOLQUES Y SISTEMAS ALIADOS DE TRANSPORTATION, S.A. DE C.V. (d/b/a RESALTA)

         Organized in April 2001, RESALTA became a wholly owned subsidiary of CapSource as of April 1, 2002. Prior to that date RESALTA was an 80% owned subsidiary of CapSource. The remaining 20% was owned by Marlo Conzuelo Bettancourt. Mr. Conzuelo is Director General and principal owner of TractoBaja Volvo, S.A. de C.V., a Volvo truck dealership located in Tijuana, and Soluciones Logisticas y de Transportes, S.A. de C.V., a customer of CapSource's leasing subsidiary, REMEX. On April 1, 2002, CapSource purchased Mr. Conzuelo's interest in RESALTA by issuing him 15,000 shares of CapSource common stock.

         On November 17, 2000, CapSource executed an agreement with Hyundai, which provides CapSource and/or its subsidiary RESALTA with exclusive distribution rights for Hyundai truck trailers and related equipment in Mexico.

         HYUNDAI AGREEMENT. The Hyundai Agreement is for a period of four years and is renewable. Among other things, the Agreement requires RESALTA to fulfill certain minimum annual purchase requirements as well as develop certain facilities to sell and service Hyundai products covered by the Agreement. To date, we have not met these requirements and Hyundai has chosen not to enforce them. As part of the Agreement, Hyundai agrees that it will not designate any other dealers to compete with RESALTA in Mexico as well as pay RESALTA a per trailer fee should Hyundai sell directly in Mexico, except for a certain limited number of house accounts serviced directly by Hyundai.

         HYUNDAI. Hyundai is a global conglomerate engaged in insurance, shipbuilding, engineering and construction, electronics and automotive as well as other businesses.

         Hyundai owns and operates a maquiladora plant in Tijuana, Mexico. The facility produces van trailers, refrigerated trailers known as reefers, container chassis and domestic and refrigerated containers for the U.S. market. For the past two decades, Hyundai has been the largest manufacturer of sea going containers in the world. Hyundai is one of the largest container chassis suppliers in the U.S. market.

         Hyundai's manufacturing process and quality assurance system have been internationally recognized by achieving ISO 9002 certification. Hyundai is the first North American trailer and container manufacturer to receive ISO 9002 designation. Made with American components, Hyundai trailers feature many standard features that are optional on competitive trailers. Hyundai markets its products both directly and through dealers in the U.S. Hyundai's agreement with RESALTA represents its initial entry into the Mexican market.

         RESALTA BUSINESS STRATEGY. The Mexican economy saw significant growth in 2000 when gross domestic product increased approximately 6.9% (Source:
Banamex). The recent global economic slowdown has also affected the Mexican economy where the GDP growth in 2001 was a negative 0.3% (Source: Banamex). In 2002, Mexico's GDP grew by 0.9%. Nevertheless, we believe the transportation sector of the Mexican economy is investing to replace and grow infrastructure based upon increased traffic due to NAFTA. We believe that Hyundai is the lowest cost producer of van trailers in North America. We believe this gives us a competitive advantage.

         Management expects the majority of sales will be dry vans and refrigerated trailers sold pursuant to the Hyundai Agreement. However, RESALTA intends to supplement its dry van business by adding other types of trailers as follows:

            o     flat beds;
            o     bulk hoppers;
            o     livestock trailers;
            o     trailer dollies; and
            o     after-market equipment, etc.

         RESALTA COMPETITION. Since the passage of NAFTA, the Mexican van trailer market has been dominated by one U.S. manufacturer, Utility, and its independent distributor, Utility de Mexico, and four Mexican manufacturers, Fruehauf de Mexico, Ramirez, Caytrasa and Altamirano. While no reliable market statistics are available, we believe that Utility de Mexico has been gaining market share and is now the dominant distributor in the market. A number of U.S. manufacturers have sold trailers in Mexico but have not developed a significant presence in the market.

         We believe that companies with the most efficient manufacturing operations, the lowest cost of manufacturing, the lowest transportation costs and the most efficient distributions systems will dominate the market. We believe that RESALTA and Hyundai are well positioned in this regard.

         RESALTA OPERATIONS. During the initial months of operations in 2001, we focused on establishing brand recognition of the Hyundai name, specifically emphasizing the quality and reliability of Hyundai trailers. We established sales offices in Mexico City and Monterrey and developed a network of independent sales personnel, in order to cover the major transportation centers in Mexico. We introduced Hyundai products at a major Mexican transportation trade show, ExpoTransporte in Guadalajara. In addition, RESALTA is working jointly with REMEX, the equipment-leasing subsidiary of CapSource, whereby RESALTA supplies equipment to REMEX, which REMEX then leases directly to its customers.

         RESALTA completed its first sale in August 2001. The overall economic downturn, exacerbated by the tragic events of September 11, 2001, negatively impacted our entry into the Mexican market. Beginning in the second quarter of 2002, our sales, revenue and earnings were beginning to meet our original expectations.

   RESALTA SERVICE SUBSIDIARY. As is the custom in Mexico, RESALTA has an associated service company. The assets reside in the primary operating subsidiary while employees are employed by the service company. The sole purpose for the service company is to hire and retain the employees who provide the services. The service company has a service contract with the operating company and invoices it for the total personnel costs incurred on a monthly basis. This operating structure, which is the common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities. The service company for RESALTA is Operador de Servicios Administratives Integrales, S.A. de C.V. Both RESALTA and its service company are located in Mexico City and are wholly owned by CapSource. However, because Mexican law requires that all Mexican companies have a Mexican shareholder, Lynch Grattan, our director of Mexican operations, holds one share of RESALTA and its service company to comply with Mexican law.

GOVERNMENT REGULATION

   Our truck trailer leasing and distributor businesses are subject to extensive and changing governmental regulation governing licensure, conduct of operations, payment of referral fees, purchase or lease of facilities, and employment of personnel by business corporations. We believe that our operations are structured to comply with all such laws and regulations currently in effect as well as laws and regulations enacted or adopted but not yet effective. We can offer no assurance, however, that enforcement authorities will not take a contrary position. We also believe that, if it is subsequently determined that our operations do not comply with such laws or regulations, we can restructure our operations to comply with such laws and regulations. We can offer no assurance, however, that we would be able to so restructure our operations. In addition, we can offer no assurance that jurisdictions in which we operate or will operate will not enact similar or more restrictive laws and that we will be able to operate or restructure our operations to comply with such new legislation or regulations or interpretations of existing or new legislation and regulations.

EMPLOYEES

   At December 31, 2002, we had 11 full-time and no part-time employees. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition, effective in November of 2002, we contracted with two independent sales representatives to sell RESALTA products exclusively covering east, southeast and central Mexico.

REPORTS TO SECURITY HOLDERS:

Prior to the filing of Form SB-2 in 2002, the Company had not filed any other reports with the Securities and Exchange Commission. The Company's Form 10-KSB for the fiscal year ended December 31, 2002 was required to be filed on or before March 31, 2003. The Company was delinquent in filing this Form 10-KSB for the fiscal year ended December 31, 2002. The Company's Form 10-QSB for the three months ended March 31, 2003 and for the three months ended June 30, 2003 were required to be filed on or before April 15, 2003 and August 15, 2003, respectively. The Company was delinquent in filing both Form 10-QSBs and will file the delinquent Form 10-QSBs as soon as possible following the filing of this Form 10-KSB. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov). The Company is not required to deliver an annual report to security holders and does not intend voluntarily to send an annual report to security holders for the fiscal year ended December 31, 2002. However CapSource will prospectively furnish to stockholders:

o an annual report containing financial information audited by our certified public accountants;
o unaudited financial statements for each quarter of the current fiscal year; and
o additional information concerning the business and operations of CapSource as deemed appropriate by the Board of Directors.

The Company also maintains an Internet website at www.capsource-financial.com.


ITEM 2.  DESCRIPTION OF PROPERTY

   We sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 872 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302, under a lease that expired on May 31, 2003, which was renewed in 2003 on substantially the same terms. Mr. Boethling is reimbursed in the approximate amount of $1,200 per month for the use of this space. We also reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,500. REMEX leases 1,432 square feet of commercial office space in Mexico City from an unrelated third party under a lease that expired February 28, 2003 at a rental rate of approximately $1,700 per month, which was renewed in 2003 on substantially the same terms. RESALTA leases 689 square feet of commercial office space in Monterrey from an unrelated third party under a lease that expired May 15, 2003 at a rental rate of approximately $650 per month, which was renewed in 2003 on substantially the same terms. We believe that our facilities are adequate for our foreseeable needs in the United States. In Mexico, REMEX needs a storage yard for the leasing company within the next six months. RESALTA needs additional sales offices in selected locations throughout Mexico, including a service and parts facility and storage yard.


ITEM 3.  LEGAL PROCEEDINGS

   From time to time, we may become involved in various claims and lawsuits incident to the operation of our business, including claims arising from accidents or from the delay or inability to meet our contractual obligations. We do not have any pending or threatened actions at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fiscal year.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:
-------------------

         There is currently no public trading market for the Company's stock. The Company currently is taking steps to list the Company's stock for trading on NASDAQ's over-the-counter bulletin board (OTC:BB) under the trading symbol:
CPSF.

         There can be no assurance that an active public market for the common stock will be created, continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

Holders:
--------

         There were approximately 13 holders of record of the Company's common stock as of December 31, 2002.

Dividends:
----------

         The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. There are no external restrictions on the Company's ability to pay dividends. The Company currently intends to retain its earnings, if any, for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                                Equity Compensation Plan Information
                                                ------------------------------------

                     Plan category                 Number of securities to      Weighted average
                                                   be issued upon exercise     exercise price of        Number of securities
                                                   of outstanding options,    outstanding options,    remaining available for
                                                    warrants and rights       warrants and rights         future issuance

                                                            (a)                      (b)                       (c)
        Equity compensation plans approved by                0                       N/A                     550,000
        security holders,  2001 Stock Option
        Plan

        Equity compensation plans not approved            715,000                   $1.45                      --
        by security holders,  Discretionary
        Warrants
        Total                                             715,000                   $1.45                    550,000

WARRANTS

         At December 31, 2002, we had outstanding warrants to purchase a total of 715,000 shares of common stock exercisable at prices ranging from $1.10 per share to $5.00 per share and expiring at varying times through April 1, 2007. Such warrants were issued in a number of financing transactions, in connection with consulting arrangements and as compensation to members of the Board of Directors. See "Director Compensation". The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair market value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

OPTIONS AND 2001 STOCK OPTION PLAN

         Effective February 16, 2001, our Board of Directors and Stockholders adopted the 2001 Omnibus Stock Option and Incentive Plan. This plan provides for the grant of options to purchase shares of common stock to our key employees, directors and advisors. The aggregate number of shares of common stock that can be awarded under the plan is 550,000. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of CapSource's underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a person holding 10% or more of our stock. However, we do not intend to issue any options with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability. There are currently no outstanding options to purchase shares under the 2001 Stock Option Plan.

                                 NOTE FINANCING

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and the principal amounts due as of December 31, 2002:

                                                Principal
                                                  Amount       Date       Rate    Convertible        Conversion Rate        Maturity
                                                ---------    --------     ----    -----------    -----------------------    --------
Patricia and Gary Dolphus                       $  53,000    08/14/01      12%       Yes         25%  discount to market    08/14/03

Patricia and Gary Dolphus                       $  87,000    10/03/01      14%       Yes         25%  discount to market    10/03/03

Patricia and Gary Dolphus                       $  50,000    02/20/02      12%       Yes         25%  discount to market    02/20/04

Frederick J. and Jean D. Huppert                $  50,000    04/16/02      11%       Yes         25%  discount to market    02/01/05

Steven J. Kutcher,
(Custodian for Anthony J. Kutcher, UTMA)        $  40,000    11/06/01      12%       Yes         25%  discount to market    11/06/03

Steven J. Kutcher,
(Custodian for Nicole E. Kutcher, UTMA)         $  40,000    11/06/01      12%       Yes         25%  discount to market    11/06/03

Irwin Pentel                                    $ 192,280    05/07/01      12%       Yes         25%  discount to market    05/07/03
Irwin Pentel                                    $  50,000    06/17/01      11%       Yes         25%  discount to market    06/17/05

Randy Pentel (Loan #1)
(Various draws)                                 $ 563,279    06/04/01      12%        No         Not Applicable             12/31/03

Randy Pentel (Loan #2)
(Various draws)                                 $ 693,500    12/31/01    9.25%       Yes         $1.00 per share            12/31/04

Church of the Risen Messiah (Credit
line up to $250,000 - interest accrued)         $ 250,000    07/22/02      12%        No         Not Applicable               demand

Joyce L. Birch                                  $ 504,303    10/17/02      10%        No         Not Applicable               demand

TERMS OF THE NOTES. The notes bear interest at various rates ranging from 9.25% to 14%. Interest on the notes is payable monthly. The principal amount of each note is payable at maturity. The notes mature at various times between December 31, 2002 and June 17, 2005. No commissions were paid in connection with the sale of the notes. The proceeds from the sale of the notes were used to acquire inventory for RESALTA, increase the size of REMEX's lease/rental fleet and for general corporate purposes. The notes were not issued pursuant to an indenture and no trustee was retained to enforce any of the obligations represented by the notes.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have sold the following securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. In November 1999, CapSource issued 22,000 shares of common stock to Randolph M. Pentel in exchange for cash of $22,000.

         2. In January 2000, CapSource issued 65,150 shares of common stock to Randolph M. Pentel in exchange for cash of $65,150.

         3. In January 2000, CapSource issued 40,978 shares of common stock to Randolph M. Pentel in exchange for travel services valued at $20,489.

         4. In December 2000, CapSource issued 1,409,637 shares of common stock to Randolph M. Pentel in connection with the conversion notes in the amount of $1,409,637 made by RTL, LLC, a company controlled by Randolph M. Pentel.

         5. In December 2000, CapSource issued 300,000 shares of common stock to Randolph M. Pentel in exchange for cash of $300,000.

         6. In January 2001, CapSource issued 168,280 shares of common stock to Randolph M. Pentel in exchange for cash of $168,280.

         7. In April 2001, CapSource issued 20,000 shares of common stock, together with warrants to purchase 20,000 shares of common stock at $2.50 per share that expired 5/1/03, and warrants to purchase 20,000 shares of common stock at $5.00 per share that expire 5/1/06 to Gary and Patricia Dolphus in exchange for cash of $50,000.

         8. In May 2001, CapSource issued a 12%, $192,280 convertible promissory note to Irwin Pentel in exchange for cash of $192,280. The note is convertible to common stock at a 25% discount to market price, and matures May 2003.

         9. In June 2001, CapSource issued a 12%, $554,880 (interest accrued) promissory note to Randolph M. Pentel in exchange for cash of $544,880. The note matures December 31, 2003.

         10. In June 2001, CapSource issued an 11%, $50,000 convertible promissory note to Irwin Pentel in exchange for $50,000. The note is convertible to common stock at a 25% discount to market price and matures June 2005.

         11. In August 2001, CapSource issued a 12%, $53,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $53,000. The note is convertible to common stock at a 25% discount to market price and matures August 2003.

         12. In October 2001, CapSource issued a 14%, $87,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $87,000. The note is convertible to common stock at a 25% discount to market price and matures October 2003.

         13. In November 2001, CapSource issued a 12%, $40,000 convertible promissory note to Steven J. Kutcher, Custodian for Anthony J. Kutcher, UTMA, in exchange for cash of $40,000. The note is convertible to common stock at a 25% discount to market price and matures November 2003.

         14. In November 2001, CapSource issued a 12%, $40,000 convertible promissory note to Steven J. Kutcher, Custodian for Nicole J. Kutcher, UTMA, in exchange for cash of $40,000. The note is convertible to common stock at a 25% discount to market price and matures November 2003.

         15. In December 2001, CapSource issued a 9.25%, $269,000 (interest accrued) convertible promissory note to Randolph M. Pentel, in exchange for cash of $269,000. The note is convertible to common stock at $1.00 per share and matures December 2004.

         16. In February 2002, CapSource issued a 12%, $50,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $50,000. The note is convertible to common stock at a 25% discount to market price and matures February 2004.

         17. In April 2002, CapSource issued an 11%, $50,000 convertible promissory note to Fredrick J. and Jean D. Huppert in exchange for cash of $50,000. The note is convertible to common stock at a 25% discount to market price and matures February 2005.

         18. In July 2002, CapSource issued a 12%, $250,000 promissory note to the Church of the Risen Messiah in exchange for cash of $250,000. The note matures December 2002.

         19. On August 2, 2002 CapSource issued 29,143 shares of common stock to Randolph M. Pentel in exchange for cash of $51,000.

         20. We have issued warrants to officers, directors and others from time to time, aggregating 715,000 shares, at exercise prices between $1.10 and $5.00. Some of the warrants were issued for board participation, some as compensation for services, and some as companion to convertible note offerings.

         The above transactions were made in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act, and Rules 504, 505 and 506 of Regulation D. The purchasers of such securities acquired the securities for his or her own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear (or will bear upon issuance, in the case of convertible securities) a legend stating that the securities may not be offered, sold or transferred other than pursuant to an effective Registration Statement under the Securities Act, or an exemption from such registration requirements.

USE OF PROCEEDS

         While the Company filed its Registration Statement on Form SB-2 on October 7, 2002, the Company was not a reporting company under the Securities Exchange Act of 1934 as of December 31, 2002, and, therefore, the Company has no disclosure to make with respect to the actual use of proceeds from the sale of securities pursuant to such Registration Statement as of December 31, 2002. We expect to use the net proceeds to expand REMEX's lease/rental fleet, develop facilities, acquire additional inventory of Hyundai trailers for distribution by RESALTA, and for working capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of CapSource's financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as set forth elsewhere in this Form 10-KSB. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to lease revenue, depreciation rates, impairment of equipment, residual values, allowance for doubtful accounts, income tax valuation allowance, the fair value of beneficial conversion features and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of CapSource's consolidated financial statements:

         LEASE ACCOUNTING. Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. Our leases are classified as operating leases for all of our leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. We establish residual values at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds). In estimating such values, we consider all relevant information and circumstances regarding the equipment and the lessee.

         The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying consolidated statements of operations. Our assets are depreciated over a period that we believe best represents the useful lives of the assets.

         IMPAIRMENT. We evaluate our long lived assets for impairment whenever events or circumstances indicate that an asset's carrying value may not be recoverable. In determining possible impairment, we consider economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which we believe are relevant. Recoverability of an asset's value is measured by a comparison of the carrying amount of the asset, to the future net cash flows that we expect to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Asset dispositions are recorded upon the sale of the underlying assets.

         BENEFICIAL CONVERSION OPTION. In connection with the issuance of debt instruments, we granted the holders the option to convert the debt into our common stock at a beneficial conversion rate. In calculating the fair value of these beneficial conversions, we estimated the fair value of our stock based on current results, budgeted performance, and recent transactions involving our common stock.

         FOREIGN EXCHANGE TRANSLATION. The financial statements of the our Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense).

         The accounts of the our Mexican subsidiaries are reported in the Mexican peso; however, as all leases and generally all other activities are denominated in U.S. dollars, the functional currency is the U.S. dollar. For those operations, certain assets and liabilities are remeasured into U.S. dollars at historical exchange rates and certain assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from translation of those assets and liabilities, which have been translated into U.S. dollars at the period-end exchange rates, are recognized in the results of operations in the period incurred.

         INCOME TAXES. We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if we are unable to determine that realization of the deferred tax asset is more likely than not. Due to our history of operating losses, we have recorded a valuation allowance to reduce net deferred tax assets to zero.

         LIQUIDITY. Since its inception, the Company has generated losses from operations, and as of December 31, 2002 had an accumulated deficit $5,691,178 and a working capital deficit of $881,938. We plan to raise capital through the sale of CapSource common stock through a public offering taking place during the first half of 2003. We also may seek additional funding from existing stockholders. These stockholders have expressed the willingness and ability to contribute additional capital, if necessary, and to convert certain existing debt to equity. However, no financing agreements have been formalized.

         We believe that the cash to be received from the future sale of CapSource common stock and from the private placement of additional debt, plus cash expected to be generated from operations, will be sufficient to fund operations for the next twelve months, and to satisfy obligations as they become due.

GENERAL

         CapSource is engaged in two principal lines of business (segments): (1) the lease of truck trailers and (2) the distribution of Hyundai trailers.

         In early 1998, present management took control and restructured CapSource as a holding company. Results for 2001 reflect the start-up costs incurred to establish RESALTA, the Mexican trailer sales and distribution subsidiary, as well as increased interest expense on increased debt level and other expense related to CapSource's withdrawn initial public offering.

         CapSource obtained the exclusive right to sell and distribute Hyundai truck trailers in Mexico. In April 2001, CapSource organized RESALTA to take advantage of this opportunity. CapSource does not anticipate significant increases in parent company general and administrative expenses in the future. Given its business strategy, CapSource anticipates parent company expenses will be offset by increases in revenue from REMEX, the leasing subsidiary, and RESALTA, the trailer sales and distribution subsidiary, as well as additions to revenue from future acquisitions.

         All of the REMEX lease contracts are denominated in U.S. dollars; in other words, the lessee makes its payment to us in pesos based upon the exchange rate on the date the payment is made. This transfers the exchange rate risk from us to the lessee. All of the equipment purchases also are denominated in U.S. dollars.

         Utilization, the percentage of the fleet leased, is an important measure of operating performance. United States lease/rental firms have utilization rates in the range of 65% to 85%. REMEX utilization was 86% in 2002 and 96% in 2001. We attribute the high utilization rates to three factors:

o     the strong demand for equipment;
o     our focus on mid-term leases (5 years); and
o CapSource generally does not purchase equipment for the lease/rental pool without a lease commitment from a customer.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         REVENUE. During the year ended December 31, 2002, the lease revenue generated by the lease/rental subsidiary, REMEX continued to increase. In addition, capitalizing on the agreement with Hyundai giving the exclusive right to sell/distribute Hyundai trailers in Mexico, CapSource continued to expand the operations of RESALTA, its new trailer sales/distribution company. RESALTA made significant progress in establishing its presence in Mexico by opening sales offices in Mexico City and Monterrey, and by establishing a relationship with an independent sales agent in Guadalajara.

         For the year ended December 31, 2002, REMEX had lease/rental income and other revenue of $822,059, compared to $649,184 for the year ended December 31, 2001, an increase of 27%. This increase is attributable to the increase in the size of the lease/rental pool while maintaining high fleet utilization.

         RESALTA had equipment sales and other revenue of $3,186,458 for the year ended December 31, 2002 compared to $388,260 for the year ended December 31, 2001. This increase is due to the launching of the RESALTA trailer sales operation that generated its first sales in August 2001.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation and direct costs of trailers under operating leases, direct costs of trailer and equipment sales, and salaries and selling, general, and administrative costs that are not directly attributable to the generation of revenue and interest expense. Depreciation and direct costs of trailers under operating leases were $424,401 and $536,698 for the years ended December 31, 2002 and 2001, respectively. The decrease can be attributed to the change in the estimated depreciable life of the trailer lease fleet from seven to ten years. We have determined that the lease fleet has a longer useful life than we previously used for calculating depreciation. If the estimated useful life of trailer and semi-trailer equipment was changed from seven to ten years in 2001, depreciation and direct costs of trailers under operating leases for 2001 would have totaled approximately $428,000 and the net loss for 2001 would have been reduced by approximately $109,000. RESALTA had direct costs of sales of $3,040,560 for the year ended December 31, 2002, compared to $369,586 for the year ended December 31, 2001. This increase is due to the launching of the RESALTA trailer sales operation that generated its first sales and costs of sales in August 2001. Selling, general and administrative expenses during the year ended December 31, 2002 were $1,396,831, of which approximately $423,467 was attributable to REMEX, $711,592 to RESALTA and $261,772 to the parent company. During the year ended December 31, 2001, selling, general and administrative expenses were $1,536,635 with $486,221 attributable to REMEX, $708,114 to RESALTA (initial start-up costs) and $342,300 to the parent company. The decrease in selling general and administrative expense in 2002 is due primarily to the absorption of parent company costs by the REMEX and RESALTA operations.

         OPERATING LOSS. Operating loss consists of revenue less operating expenses. For the year ended December 31, 2002, we recognized an operating loss of $853,275, compared to $1,405,475 for the year ended December 31, 2001. This reduction in operating loss is a result of the increased lease/rental income from REMEX during 2002, as well as the revenue generated by RESALTA from equipment sales and the change in the estimated depreciable life of the trailer lease fleet.

         OTHER INCOME (EXPENSE). Other income (expense) decreased to ($387,657) for the year ended December 31, 2002 from ($517,002) for the year ended December 31, 2001. This decrease primarily was due to a decrease in interest expense in 2002, as 2001 included a charge of $228,584 to interest expense related to the discount on the convertible stockholder note that was converted to common stock prior to its maturity. In addition, in 2001, a charge of $145,250 was recorded to other expense for costs incurred by CapSource in connection with its withdrawn initial public offering.

         INCOME TAXES: CapSource incurred income taxes of $19,288 for the year ended December 31, 2002, compared to $ 0 for the year ended December 31, 2001. This tax, which is an alternative foreign tax incurred by the Company's Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income. Prior to 2002, the Company was exempt from this tax.

         NET LOSS. CapSource recognized net losses of $1,260,220 and $1,922,477 for the years ended December 31, 2002 and 2001, respectively. The decrease in the net loss was due to the increase in rental income from REMEX and the revenue generated by RESALTA from equipment sales, as well as the decrease in interest expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of capital have been obtained through sales of common stock to and advances from our majority stockholder, some of which were later converted to common stock. Our principal uses of capital have been to continue to expand our operations pursuant to our strategic business plan including: adding to our lease/rental fleet, and increasing sales by adding to equipment inventory on display.

         Net cash used in operating activities was $1,150,082 for the year ended December 31, 2002, compared to $1,475,605 for the year ended December 31, 2001. Net operating cash used in the year decreased compared to the prior year due to the reduction in net loss and inventory, which were partially offset by an increase in other assets, specifically increases in advances to vendors and prepaid public offering costs.

         For the year ended December 31, 2002, CapSource acquired property and equipment of $864,394, principally equipment for its lease/rental pool, offset by proceeds from disposals of $280,246. This compares to $1,122,469, and $129,762, respectively, for the year ended December 31, 2001. As a result, net cash used in investing activities was $584,148 and $992,707 for the years ended December 31, 2002 and 2001, respectively.

         For the year ended December 31, 2002, CapSource received proceeds of $1,695,066 from borrowing activities, of which $714,762 was from the issuance of unsecured convertible notes to a stockholder, $69,330 from the issuance of unsecured notes to a stockholder, $152,388 from the issuance of unsecured convertible notes to others and $758,586 from the issuance of unsecured notes payable to others. In addition, CapSource received proceeds of $51,000 from the issuance of common stock for cash. For the year ended December 31, 2001, CapSource received proceeds of $1,874,079 from borrowing activities, of which $867,653 was from the issuance of unsecured convertible notes to a stockholder, $590,740 from the issuance of unsecured notes to a stockholder and $415,686 from the issuance of unsecured convertible notes to others. In addition, CapSource received proceeds from the issuance of common stock of $218,280. As a result, the net cash flow from financing activities was $1,746,066 and $2,092,359 for the years ended December 31, 2002 and 2001, respectively.

         On a long-term basis, liquidity is dependent on continuation and expansion of operations, the re-leasing and sale of equipment and the receipt of revenue as well as additional infusions of equity and debt capital. We believe that additional equity and debt financing in the short term will allow us to increase the REMEX lease/rental asset pool, implement the Hyundai-RESALTA business opportunity and pursue other business opportunities pursuant to our strategic plan. We believe this will result in substantially increased revenue and liquidity in the long term. However, there can be no assurance that we will be able to obtain the additional equity or debt financing in the future.

         CAPSOURCE FINANCIAL STRATEGY. Funding and financial strategy are significant factors in our business plan. The cost, reliability and flexibility of the actual and potential funding sources will dictate, to a large extent, our ability to acquire additional businesses pursuant to our strategic plan. Additionally, each operating subsidiary's ability to grow and improve its competitive position within its respective business sector is similarly dependent upon its ability to secure adequate funding, either directly or through the parent company.

         To date, REMEX, the leasing subsidiary, has been financed largely with equity from CapSource. In order to achieve its future growth objectives, management of CapSource believes that REMEX's financial structure needs to include various forms of borrowings, including both a short-term credit facility, commonly termed a warehouse credit facility, and long-term debt. We believe that the optimum debt-to-equity ratio for REMEX is approximately 80% debt and 20% equity. RESALTA, the new trailer sales/distribution subsidiary, requires two forms of financing - equity and a short-term credit facility commonly referred to as "floor plan" financing. Floor plan financing is similar to the warehouse credit facility being sought by REMEX, in that it is used to finance the purchase of inventory on an ongoing basis. However, in the case of floor plan financing, the facility is repaid through the sale of equipment rather than being replaced with long-term debt. The parent company has already provided for the initial equity funding. We are currently seeking floor plan financing.

         There is no assurance that any financing can be obtained for REMEX or RESALTA.

         We expect that the proceeds from the sale of our common stock as well as the proceeds from the public and private placement of additional debt, will be adequate to provide for our cash requirements for the next twelve months.

         Our strategy is to continue to expand operations through acquisitions and to achieve profitability. Future financing may result in dilution to holders of common stock. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with us will be provided from the proceeds of the public offering and proceeds from future borrowings. However, there can be no assurance that suitable acquisition candidates will be identified by us in the future, that suitable financing for any such acquisitions can be obtained by us or that any such acquisitions will occur. Following the completion of our public offering, we will incur additional expenses due to being a public company. Our growth strategy will require expanded support, increased personnel throughout our business, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

         In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2002, we had no material commitments to purchase capital assets. However, we have a commitment to purchase an additional 249 trailers from Hyundai, during 2003. Under the terms of our agreement with Hyundai, we are obligated to meet certain requirements to purchase a minimum number of Hyundai trailer products for each of the first three years. As a consequence of the economic slowdown and the tragic events of September 11, to date we have not met these requirements. Hyundai has chosen not to enforce the requirements thus far. We believe that Hyundai is satisfied with our performance under the circumstances, and that it would not be in Hyundai's best interest to alter the current arrangements. However, we can give no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of our agreement. If Hyundai chooses to enforce the minimum purchase requirements of its existing agreement with us, we could be required to purchase Hyundai trailers for which we have no immediate need or face the possible termination of the exclusivity of the Hyundai Agreement.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENT NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is effective for financial statements issued after May 15, 2002. SFAS No. 145 had no impact on our 2002 financial statements.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas previous authoritative literature required such a liability to be recognized at the time that an entity committed to an exit plan. The adoption of SFAS No. 146 will affect the timing of expenses recognized in connection with exit or disposal activities, if any, that are initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements in this Form 10-K. While we do not currently anticipate voluntary adoption of the fair-value-based method of accounting for employee stock-based compensation, we are currently evaluating the alternative methods of adoption should we choose to apply the fair-value-based method, and the impact such adoption would have on our financial position and results of operations.

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. We believe the adoption of this standard will not have a material impact on the Company's financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations, which had no impact on the Company's disclosures in its financial statements for the year ended December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 46 to variable interest entities created after January 31, 2003. We believe the adoption of this standard will not have an impact on the Company's financial position or results of its operations.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We are currently evaluating SFAS No.150, however we do not expect this rule to have an impact on the Company's financial position and results of operations, if any.

INFLATION

         Inflation in Mexico has abated in the last few years. Nevertheless, increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in lease rates or equipment sales revenue, could adversely impact results of operations in the future.

INSURANCE

         We maintain liability coverage in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate, as well as $2,000,000 of general premises liability insurance for each of our facilities and our executive offices. While we believe our insurance policies to be sufficient in amount and coverage for current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

QUANTITATIVE AND QUALITATIVE MARKET RISKS

         Our operations are conducted in Mexico. All leases are denominated in United States dollars, but administrative activities are generally denominated in the Mexican peso. We do not enter into foreign currency exchange contracts either to hedge our exposure to currency fluctuations or for trading purposes.

         All of our indebtedness is at fixed interest rates and we do not enter into interest rate swaps or any other type of derivative instruments.


ITEM 7.  FINANCIAL STATEMENTS

      The Company's Financial Statements, and the report of KPMG LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have not been any changes in or disagreements with accountants during the fiscal year ended December 31, 2002.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

We have listed below the names, ages and positions of our directors and executive officers. The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. We do not maintain key person life insurance on any or our key personnel:

        NAME          AGE                 POSITION WITH CAPSOURCE
        ----          ---                 -----------------------

Fred C. Boethling     58    President, Chief Executive Officer and Director
Steven Reichert       55    Vice President, General Counsel and Director
Steven J. Kutcher     50    Vice President, Chief Financial Officer and Director
Lynch Grattan         52    Director
Randolph M. Pentel    43    Director


         FRED C. BOETHLING. President, Chief Executive Officer and Director - CapSource Financial, Inc.; Director - Rentas y Remolques de Mexico, S.A. de C. V; Director - Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

         Mr. Boethling is responsible for the overall direction and management of CapSource and its subsidiaries. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners, a firm specializing in planning and finance. From 1989 to 1993, Mr. Boethling was President, CEO and Chairman of the Board of Directors of KLH Engineering Group, Inc, a NASDAQ-listed engineering services holding company. During this period, Mr. Boethling developed the in-house acquisition management systems and procedures, developed and managed the deal flow, evaluated over 400 acquisition candidates and completed seventeen acquisitions and took the firm public. From 1983 to 1988, Mr. Boethling was Chairman of Sandstone Capital Corporation, a private management consulting and investment firm specializing in start-ups. From 1979 to 1982, he was a co-founder, President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. Prior to that, for a period of eleven years, Mr. Boethling was employed by Cities Service Oil Company, a Tulsa, Oklahoma-based, NYSE-listed major oil company, first as an Engineer in Midland, Texas and then as Exploration Manager for Canada-Cities Service, Ltd., the Canadian subsidiary of Cities Service. Mr. Boethling graduated from the University of Minnesota with a Bachelor's degree in engineering in 1968.

         STEVEN E. REICHERT. Vice President, General Counsel, Secretary and Director - CapSource Financial, Inc.; Director - Rentas y Remolques de Mexico, S.A. de C. V.; Director - Remolques y Sistemas Aliados de Transportes, S.A. de
C. V.

         Mr. Reichert serves as general counsel for CapSource and is responsible for the negotiation of various agreements and general legal matters and is involved in developing and implementing overall financial strategy for CapSource. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners. From 1991 to 1994, Mr. Reichert was associated with the international law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. where he practiced in the area of securities and complex commercial litigation. Prior to that, Mr. Reichert was a founder and Senior Vice President and Director responsible for strategic planning, acquisitions and capital development for Sequel Corporation, a NASDAQ-listed, telecommunications company. From 1979 to 1982, Mr. Reichert was a co-founder, Senior Vice President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. From 1966 to 1979, Mr. Reichert was Vice President in charge of the Underwriting Department at Dain Bosworth, Inc., a regional investment banking firm. He is a member of the Board of Arbitrators for the National Association of Securities Dealers. Mr. Reichert received his Juris Doctor degree (Cum Laude) from Hamline University School of Law in 1991 and his undergraduate degree in economics from the University of Minnesota in 1990.

         STEVEN J. KUTCHER. Vice President, Chief Financial Officer and Director
- CapSource Financial, Inc.

         Mr. Kutcher is responsible for treasury management, accounting and financial reporting for CapSource. Mr. Kutcher has substantial experience in managing foreign operations. Prior to joining CapSource, from 1982 to 2000, he was employed by International Multifoods Corporation, initially as Manager of International Accounting & Analysis (Minneapolis, Minnesota) (1982 to 1985), followed by Assistant Controller Venezuelan Operations (Caracas) (1985 to 1987), Controller Mexican Operations (Mexico City) (1987 to 1990), Group Controller International Operations (Minneapolis) (1990 to 1993), Director of Planning and

Procurement Venezuelan Operations (Caracas) (1993 to 1995), Vice President of Finance Venezuelan Operations (Caracas) (1995 to 1999) and Chief Financial Officer and Vice President of Finance Multifoods Distribution (Denver, Colorado) (1999 to 2000). Before joining International Multifoods, he acquired public accounting experience, first as a Staff Auditor with Mazanec, Carlson & Company, CPA in St. Paul, Minnesota from 1977 to 1978 and later as a Senior Auditor at Boyum & Barenscheer, CPA in Minneapolis from 1978 to 1981. From 1975 to 1977 he was Finance and Accounting Manager with Minnesota Public Radio. From 1974 to 1975 he was an internal bank auditor with Bremer Bank Group, a bank holding company located in St. Paul, Minnesota. Mr. Kutcher received a BA in Accounting & Business Administration from St. John's University in Collegeville, Minnesota in 1974 and a Certificate of Advanced Studies in International Management from Thunderbird-The American Graduate School of International Management in Phoenix, Arizona in 1981. Mr. Kutcher holds various professional certifications and is a member of a number of professional organizations.

         LYNCH GRATTAN. DIRECTOR - CapSource Financial, Inc.; Director General and Director - Rentas y Remolques de Mexico, S.A. de C. V.; Director General and Director - Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

         Mr. Grattan is responsible for the overall management of REMEX and RESALTA. He has substantial experience with Mexican development banks and other financial institutions. In addition, he has been involved with various privatization efforts in Mexico. While he was born in the U.S., Mr. Grattan has spent much of his life in Mexico. He has been a resident of Mexico City for the past 18 years. He brings to us a thorough understanding of the Mexican business culture, a broad base of contacts among Mexican and multi-national business leaders domiciled in Mexico and a familiarity with Mexican government departments and agencies. Prior to joining REMEX, from 1995 to 1997, Mr. Grattan was a Partner with Palmer Associates, S.C., a risk management and consulting firm based in Mexico City. Beginning in 1992, Mr. Grattan provided agribusiness consulting services to a wide range of clients. Also, in 1992, Mr. Grattan organized the agribusiness division of FINBEST, S.C., a small Mexican merchant banking firm. While he is no longer active in the firm, he remains a Partner. While he is employed full time at REMEX and RESALTA, he is widely respected in the agribusiness sector and is called upon from time to time for public speaking engagements. REMEX encourages this practice as it helps build relationships which are essential to doing business in Mexico. From 1987 to 1992, he represented ConAgra International, Inc. in Mexico. He opened and served as Director of the Con-Agra Offices in Mexico City, where his primary responsibility was the formation of export/import joint ventures. From 1982 to 1987, Mr. Grattan was Marketing and Sales Manager for the Protein Technologies division of Ralston Purina Company. He organized, staffed, trained and directed the national sales force for Isolated Soy Protein Products in Mexico. From 1975 to 1981, Mr. Grattan was employed by Purina S.A. de C.V., the Mexican subsidiary of Ralston Purina Company, first as District Manager and later as National Products Manager. Mr. Grattan is a member of numerous Mexican civic and business organizations. He is active in the American Chamber of Commerce in Mexico City, the largest Chamber of Commerce outside the U.S. He has won several awards from the Chamber and is currently Vice Chairman of the Agribusiness Committee. He holds a Bachelors Degree in Agricultural Engineering from Texas Tech University.

         RANDOLPH M. PENTEL. Director - CapSource Financial, Inc.; Director - Rentas y Remolques, S.A. de C. V.; Director - Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

         Mr. Pentel is also the Managing Member and principal owner of RTL Group, LLC. In addition, he is the Executive Vice President and principal owner of Notification Systems, Inc., the largest provider of large-dollar check return notifications in the U.S. The electronic network, developed by Mr. Pentel, known as EARNS, supplies banks with advanced data notification of checks in the process of failing to clear, thereby allowing financial institutions nationwide the ability to reduce operating losses. Since 1987, Notification Systems, Inc. has grown steadily from 4,500 notifications per day, to over 30,000 in 2000. Currently 99 of the largest 100 U.S. banks are customers of EARNS, as are approximately 80% of the top 300 banks in the U.S. Mr. Pentel is involved in various international charitable organizations.

         In November 2002, RESALTA contracted with Mr. Carlos Legaspi for the position of General Manager of RESALTA. Mr. Legaspi assumed that position on January 1, 2003. Mr. Legaspi is responsible for the overall management of RESALTA, including coordinating sales efforts and establishing and managing the parts and service operations. Mr. Legaspi has substantial experience in all aspects of transportation and logistics management. Prior to joining RESALTA, Mr. Legaspi was Manager of Operations for APIVER, a Mexican provider of seaport management services. Mr. Legaspi has also served as Director of Operations for Grupo TMM S.A., a major shipping, railroad and trucking company whose shares are listed on the NYSE (TMM).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has been required to file a report under
Section 16(a) since the Company was not a reporting company under the Securities and Exchange Act of 1934 as of December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Beginning in 1999, each year we granted employee members of the Board of Directors for their services on the Board, warrants to purchase 25,000 shares of common stock at prices determined to be fair market value at the time of grant. We also granted non-employee members of the Board of Directors for their services on the Board, warrants to purchase 50,000 shares of common stock at prices determined to be fair value at the time of grant, and a $500 fee per meeting attended. All warrants vested immediately and expire five years from the date of grant.

EXECUTIVE COMPENSATION

         Executive compensation is determined by our Board of Directors. The following table provides certain information regarding compensation earned by or paid to our Chief Executive Officer, Vice President/General Counsel and Vice President/Chief Financial officer during each of the past three years. No other executive officers received compensation in excess of $100,000 during the most recent fiscal year.

                            CapSource Financial, Inc.
                           Summary Compensation Table
                           --------------------------
                                 AS of 12/31/02

                                                                                    Long Term Compensation
                                       Annual Compensation                          ----------------------
      Name and        Fiscal Year    -----------------------       Consulting       Securities Underlying
Principal Position   Compensation     Salary          Bonus           Fees                Warrants              All Other(7)
------------------   ------------    --------       --------       ----------       ----------------------      ------------
Fred C. Boethling        2000        $ 96,000       $  8,000                                25,000(5)             $  1,267
CEO &                    2001        $ 96,000                                               25,000(5)             $  2,874
President                2002        $123,000(1)                                            25,000(5)             $  3,090

Steven E. Reichert       2000        $ 96,000       $  8,000                                25,000(5)             $  1,267
Vice President &         2001        $ 96,000                                               25,000(5)             $  2,874
General Counsel          2002        $108,000(2)                                            25,000(5)             $  3,090

Steven J. Kutcher        2000
CFO &                    2001                                        $ 94,048(4)            20,000(6)
Vice President           2002        $ 64,000(3)                     $ 50,269(4)            25,000(5)

(1) Includes $24,300 of compensation earned but not paid as of December 31, 2002.
(2) Includes $10,800 of compensation earned but not paid as of December 31, 2002.
(3)  Represents six (6) months only. Employment commenced July 1, 2002.
(4) Executive provided independent consulting services to the Company prior to being employed as CFO effective July 1, 2002.
(5)  Warrants granted to the executive in his capacity as a director.
(6)  Warrants granted to the executive in lieu of consulting fees.
(7) Represents executive's individual share of executive compensation pool, which consists of 1.5% of REMEX's lease revenue for the fiscal year.

EMPLOYMENT AGREEMENTS

         On December 10, 2000 we entered into employment agreements with Mr. Boethling, Mr. Reichert and Mr. Grattan. Those agreements provide that we will employ Mr. Boethling, Mr. Reichert and Mr. Grattan for a period ending two years after we give written notice of our intention to terminate either Mr. Boethling, Mr. Reichert or Mr. Grattan or until they turn 65 years of age, whichever is earlier. The contracts provide for an annual minimum base salary of $96,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by us, and the executive's option to receive up to 25% of his base salary in common stock on the basis of one (1) share of common stock for each $1.00 of base salary so designated. No executive has opted to take any common stock in lieu of salary to date. The employment may be terminated for cause or breach of the contract after opportunity to cure.

STOCK OPTIONS, WARRANTS

         No options were granted to the named executive officers during 2002. Except for warrants for participating on the Board in 2002, no warrants were granted to the named executive officers, and no warrants were exercised by the named executive officers during 2002.

         The following table summarizes the aggregate value of the warrants to which the named executive was entitled at December 31, 2002 by the executive officers named in the Summary Compensation Table.

                                 Year-End Values

                         Number of Securities Underlying          Value of Unexercised
                             Unexercised Warrants at            In-the-Money Warrants at
                                    Year-End                          Year-End (2)
Name                      Exercisable      Unexercisable      Exercisable      Unexercisable
----                      -----------      -------------      -----------      -------------
Fred C. Boethling          100,000(1)          --               $43,750              --
Steven Reichert            100,000(1)          --               $43,750              --
Steven Kutcher              45,000(1)          --               $13,000              --

------------------------
(1) These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director.
(2)  Based on an estimated market price of $1.75 per share


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security ownership of certain beneficial owners (5% or greater).
-------------------------------------------------------------------------

The following table presents information provided to us about the beneficial ownership of common stock as of December 31, 2002, by persons known to us to hold 5% or more of our stock.

                                                 Number of Shares     Percent of
Name and Address of Beneficial Owner(1)         Beneficially Owned      Shares
---------------------------------------         ------------------      ------

Randolph Pentel(2)...........................       7,584,520            89.2%

------------------------
     (1) The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
     (2) Includes 325,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

(b)      Security ownership of management.
------------------------------------------

The following table presents information provided to us as to the beneficial ownership of Common Stock as of December 31, 2002, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

                                                                   Number of Shares     Percent of
Name and Address of Beneficial Owner(1)                          Beneficially Owned         Shares
---------------------------------------                          ------------------     ----------
Fred C. Boethling(2).............................................           368,259           4.3%
Steven Reichert(3)...............................................           368,259           4.3%
Randolph Pentel(4)...............................................         7,584,520          88.3%
Lynch Grattan(5).................................................           100,000           1.1%
Steven Kutcher(6)................................................            45,000            .5%
                                                                          ---------          -----
All directors and officers and as a group (5 persons)(7).........         8,466,038          98.5%
                                                                          =========          =====

     (1) The addresses of all the named individuals are c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
     (2) Includes 100,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
     (3) Includes 100,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
     (4) Includes 325,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
     (5) Includes 100,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
     (6) Includes 45,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
     (7) Includes 670,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

The following table presents information about all share and warrant acquisitions by current directors and officers.

Name                # of Shares    Purchase Price     # of Warrants   Exercise Price    Type of Consideration         Issue Date
----                -----------    --------------     -------------   --------------    ---------------------         ----------
Fred C. Boethling        1,250      $    6,250                                          Consulting services           08/19/1996
                       132,366      $    6,169                                          Consulting services           12/01/1998
                       134,643      $    6,169                                          Consulting services           06/11/1999
                                                           25,000          $1.10        1999 board participation      06/21/1999
                                                           25,000          $1.10        2000 board participation      12/31/2000
                                                           25,000          $1.30        2001 board participation      04/01/2002
                                                           25,000          $1.75        2002 board participation      12/31/2007

Steven E. Reichert       1,250      $    6,250                                          Consulting services           08/19/1996
                       132,366      $    6,169                                          Consulting services           12/01/1998
                       134,643      $    6,169                                          Consulting services           06/11/1999
                                                           25,000          $1.10        1999 board participation      06/21/1999
                                                           25,000          $1.10        2000 board participation      12/31/2000
                                                           25,000          $1.30        2001 board participation      04/01/2002
                                                           25,000          $1.75        2002 board participation      12/31/2007

Randolph M. Pentel      89,995      $  449,975                                          Initial cash investment       08/19/1996
                     4,266,684      $2,133,341                                          Conversion of debt            06/11/1999
                        22,000      $   22,000                                          Cash contribution             11/03/1999
                        65,150      $   65,150                                          Cash contribution             01/27/2000
                        40,978      $   20,489                                          Travel services               01/27/2000
                     1,409,637      $1,409,637                                          Conversion of debt            12/31/2000
                       300,000      $  300,000                                          Cash contribution             12/31/2000
                       168,280      $  168,280                                          Cash contribution             01/09/2001
                       867,653      $  867,653                                          Conversion of debt            06/03/2002
                        29,143      $   51,000                                          Cash contribution             08/02/2002
                                                           50,000          $1.10        1999 board participation      06/21/1999
                                                           50,000          $1.10        2000 board participation      12/31/2000
                                                          125,000         $1.10         Compensation for services     07/01/2001
                                                           50,000          $1.30        2001 board participation      04/01/2002
                                                           50,000          $1.75        2002 board participation      12/31/2007

Lynch Grattan                                              25,000          $1.10        1999 board participation      06/21/1999
                                                           25,000          $1.10        2000 board participation      12/31/2000
                                                           25,000          $1.30        2001 board participation      04/01/2002
                                                           25,000          $1.75        2002 board participation      12/31/2007

Steven Kutcher                                             20,000          $1.10        Compensation for services     06/01/2001
                                                           25,000          $1.75        2002 board participation      12/31/2007

(c)   Changes in control.
-------------------------

         As of December 31, 2002 there are no arrangements which may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASES OF OUR COMMON STOCK

         Effective December 31, 2001, Randolph Pentel, a director, converted $867,653 payable to him on a convertible note into 867,653 shares of our common stock at a conversion price of $1.00 per share. On August 2, 2002, Randolph Pentel purchased 29,143 shares of our common stock at $1.75 per share.

         A company in which Randolph Pentel has a substantial interest has on occasion provided the use of an aircraft for travel for certain executive officers. We have paid no more than the price of a first class ticket charged by commercial airlines flying to the same destination on those dates. While there is no arrangement or assurance that the use of this aircraft will be made available in the future, if the occasion arises it is expected that the same payment terms will be followed.

PAST AFFILIATED TRANSACTIONS

         Randolph Pentel has provided the majority of financing to us at interest rates comparable to those available to unaffiliated third parties. We lacked disinterested directors that could ratify these transactions at the time these transactions were initiated.

There is no assurance that such financing will be available to us in the future.

APPOINTMENT OF INDEPENDENT DIRECTORS AND AMENDMENT OF BYLAWS

         Within a reasonable time, we undertake to appoint two independent directors. An independent director shall be a member of our board of directors who: (1) is not an officer or employee of us or our subsidiaries and has not been an officer or employee within the last two years; (2) is not a promoter who organized or founded us or holds five percent or more of any class of our equity securities; and (3) does not have a material business or professional relationship with us. Within a reasonable time after SEC effectiveness, if effectiveness is obtained, we undertake to amend our Bylaws to require the appointment of at least two independent directors and the approval by those independent directors of any future material transactions, loans or forgiveness of loans.

FUTURE MATERIAL TRANSACTIONS AND LOANS

      All future material transactions and loans will be made or entered into on terms that are not less favorable to us than those that can be obtained from unaffiliated third parties. All future material transactions and loans, and any forgiveness of loans, must be approved by majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to us or independent legal counsel. We do not have any independent directors now. We will use our best efforts to recruit at least two independent directors within the next 12 months.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      EXHIBIT NO.                                     DESCRIPTION
      -----------                                     -----------
             *3.1   Articles of Incorporation
           *3.1.1   Articles of Amendment to the Articles of Incorporation (Name Change)
           *3.1.2   Articles of Amendment to the Articles of Incorporation (Authorized Capital)
             *3.2   By-laws
             *4.1   Specimen of Common Stock Certificate
             *5.1   Opinion of Rider, Bennett, Egan & Arundel LLP
            *10.1   Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
            *10.2   Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
            *10.3   Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
            *10.4   CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
            *10.5   Form of Warrant Agreement
            *10.6   Form of Certificate for Common Stock Purchase Warrants
            +10.7   Hyundai Distribution Agreement
            *10.8   12% Promissory Note dated June 4, 2001 in Favor of Randolph M. Pentel
            *10.9   9.25% Convertible Promissory Note dated December 31, 2001 in Favor of Randolph M. Pentel
           *10.10   12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
           *10.11   12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
           *10.12   Conzuelo Shareholder Agreement with Amendment
          ***11.1   Statement Regarding Computation of Per Share Earnings
            *21.1   List of Subsidiaries
          ***31.1   Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***31.2   Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***32.1   Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          ***32.2   Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                +   Portions omitted pursuant to a Confidential Treatment Request ("CRT"), which CRT was granted pursuant to a Commission Order as of the effective date of this Registration Statement. The omitted portions have been filed separately with the Commission.
                *   Incorporated by reference to the Company's Registration Statement on Form SB-2 filed
                    October 7, 2002.
               **   Incorporated by reference to the Company's Registration Statement on Form SB-2 filed
                    October 7, 2002 by the Company's Amendment No. 1 to Form SB-2 filed December 9, 2002.
              ***   Filed herewith.

           The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

           The Company did not file, nor was it required to file, any reports on Form 8-K during the fourth quarter ended December 31, 2002.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

         Insofar as the indemnification of liabilities arising under the 1933 Act, as amended, may be permitted to directors, officers and controlling persons of the Company pursuant to the provisions of its Articles of Incorporation, Bylaws and the provisions of the Colorado Business Corporation Act, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act, as amended, and is, therefore, unenforceable.


ITEM 14. CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

         (c)      Asset-Backed issuers

         Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2003.


                            CAPSOURCE FINANCIAL, INC.


                            By: /s/ Fred C. Boethling
                                ------------------------------------------------
                                Fred C. Boethling,
                                President, Chief Executive Officer
                                and Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: September 16, 2003.


       Signature                          Title
       ---------                          -----


 /s/ Fred C. Boethling
---------------------------
   Fred C. Boethling        President, Chief Executive Officer and Director


/s/ Steven E. Reichert
---------------------------
  Steven E. Reichert        Vice President, General Counsel and Director


 /s/ Steven J. Kutcher
---------------------------
   Steven J. Kutcher        Vice President, Chief Financial Officer and Director


/s/ Randolph M. Pentel
---------------------------
  Randolph M. Pentel        Director


   /s/ Lynch Grattan
---------------------------
     Lynch Grattan          Director

               SUPPLEMENTAL INFORMATION FURNISHED WITH FORM 10KSB



No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10-KSB. The Company does not expect that proxy materials will be furnished to security holders at any point subsequent to the filing of this Form 10-KSB in connection with this Form 10-KSB. The Company shall furnish copies of any such proxy materials to the Commission prior to the time it is sent to security holders.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                   (With Independent Auditors' Report Thereon)


                                 C O N T E N T S

                                                                           Page
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                             F-1

    Consolidated statements of operations                                   F-2

    Consolidated statements of stockholders' equity (deficiency)            F-3

    Consolidated statements of cash flows                                   F-4

    Notes to consolidated financial statements                              F-5

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                               DECEMBER 31,
                                                                       --------------------------
                                                                         2002             2001
                                                                       -----------    -----------
                ASSETS
Current assets:
   Cash and cash equivalents                                           $   118,452        106,616
   Rents and accounts receivable, net of allowance for doubtful
      accounts of $92,000 and $79,000 in 2002 and 2001, respectively       346,761        239,746
   Mexican value added taxes receivable                                    205,086        331,738
   Inventory                                                               263,306        354,938
   Advances to vendors                                                     325,930             --
   Prepaid public offering costs                                           208,595             --
   Other current assets                                                     15,568         38,236
                                                                       -----------    -----------
           Total current assets                                          1,483,698      1,071,274

Property and equipment, net                                              2,508,548      2,210,908

Other assets                                                                45,693         12,949
                                                                       -----------    -----------
           Total assets                                                $ 4,037,939      3,295,131
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $   450,427        398,028
   Deposits and advance payments                                           126,929         68,093
   Notes payable                                                           758,586             --
   Convertible notes payable, net of discount                              369,624             --
   Payable to stockholder                                                  660,070             --
                                                                       -----------    -----------
           Total current liabilities                                     2,365,636        466,121

Long-term liabilities:
   Convertible notes payable, net of discount and current portion          114,762        305,891
   Payable to stockholder, net of discount                                 238,007        590,740
                                                                       -----------    -----------
           Total long-term liabilities                                     352,769        896,631
                                                                       -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value. Authorized 100,000,000 shares;
      issued and outstanding 7,877,038 and 7,832,895 shares in
      2002 and 2001, respectively                                           78,770         78,329
   Additional paid-in capital                                            6,931,942      6,285,008
   Accumulated deficit                                                  (5,691,178)    (4,430,958)
                                                                       -----------    -----------

           Total stockholders' equity                                    1,319,534      1,932,379
                                                                       -----------    -----------
           Total liabilities and stockholders' equity                  $ 4,037,939      3,295,131
                                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                     2002            2001
                                                  -----------    -----------

Sales                                             $ 3,123,387        388,260
Rental income from operating leases                   716,639        618,069
Other                                                 168,491         31,115
                                                  -----------    -----------
             Total revenue                          4,008,517      1,037,444

Costs and expenses:
   Direct costs of sales                            3,040,560        369,586
   Depreciation and direct costs of trailers
              under operating leases                  424,401        536,698
   Selling, general and administrative expenses     1,396,831      1,536,635
                                                  -----------    -----------

             Total operating expenses               4,861,792      2,442,919
                                                  -----------    -----------

             Operating loss                          (853,275)    (1,405,475)
                                                  -----------    -----------

Other income (expense):
   Interest expense                                  (301,401)      (381,186)
   Foreign exchange gains (losses), net               (55,554)        11,559
   Other, net                                         (30,702)      (147,375)
                                                  -----------    -----------

             Total other income (expense), net       (387,657)      (517,002)
                                                  -----------    -----------

             Loss before income taxes             $(1,240,932)    (1,922,477)
                                                  -----------    -----------

Income taxes                                          (19,288)            --
                                                  -----------    -----------

             Net loss                              (1,260,220)    (1,922,477)
                                                  ===========    ===========

Net loss per basic and diluted share              $     (0.16)         (0.28)
                                                  ===========    ===========

Weighted-average number of shares
              outstanding, basic and diluted        7,853,253      6,957,881
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2002 and 2001

                                      COMMON STOCK          ADDITIONAL                       TOTAL
                                -------------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                  SHARES        AMOUNT       CAPITAL        DEFICIT         EQUITY
                                -----------  ------------   -----------   -----------   -------------
Balance at December 31, 2000      6,776,962   $    67,770   $ 4,784,497   $(2,508,481)   $ 2,343,786

Conversion of payable to
stockholder to common stock         867,653         8,677       858,976            --        867,653
Common stock issued for cash        188,280         1,882       216,398            --        218,280
Warrants issued for services             --            --        29,000            --         29,000
Discount on convertible notes
payable and payable to
stockholder                              --            --       396,137            --        396,137
Net loss                                 --            --            --    (1,922,477)    (1,922,477)
                                -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2001      7,832,895        78,329     6,285,008    (4,430,958)     1,932,379

Discount on convertible notes
payable and payable to
stockholder from beneficial
conversion option                        --            --       570,125            --        570,125

Common stock issued for cash         29,143           291        50,709            --         51,000
Common stock issued for
acquisition of remaining 20%
minority interest in RESALTA         15,000           150        26,100            --         26,250
Net loss                                 --            --            --    (1,260,220)    (1,260,220)
                                -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2002      7,877,038   $    78,770   $ 6,931,942   $(5,691,178)   $ 1,319,534
                                ===========   ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements Cash Flows

                                                                  YEARS ENDED DECEMBER 31,
                                                                 -----------    -----------
                                                                     2002           2001
                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                      $(1,260,220)    (1,922,477)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Provision for doubtful accounts                              12,547          1,095
         Depreciation                                                286,508        402,696
         Warrants for common stock issued for services                    --         29,000
         Accretion of discount on convertible notes payable
            and payable to stockholder                               119,477         57,758
         Accretion of discount on payable to stockholder
            converted to equity prior to maturity                         --        228,584
         Issuance of common stock to acquire minority interest        26,250             --
         Changes in operating assets and liabilities:
            Rents and other receivables                                7,090       (292,674)
            Inventory                                                 91,632       (354,938)
            Other current assets                                    (511,857)        30,810
            Accounts payable and accrued expenses                     52,399        325,619
            Deposits and advance payments                             58,836         29,743
            Other assets                                             (32,744)       (10,821)
                                                                 -----------    -----------
                     Net cash used in operating activities        (1,150,082)    (1,475,605)
                                                                 -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                               (864,394)    (1,122,469)
   Proceeds from disposition of property and equipment               280,246        129,762
                                                                 -----------    -----------
                     Net cash used in investing activities          (584,148)      (992,707)
                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from payable to stockholder                              784,092      1,458,393
   Proceeds from convertible notes payable                           152,388        415,686
   Proceeds from notes payable                                       758,586             --
   Proceeds from sales of common stock                                51,000        218,280
                                                                 -----------    -----------
                     Net cash provided by financing activities     1,746,066      2,092,359
                                                                 -----------    -----------

                     Net increase in cash and cash equivalents        11,836       (375,953)

Cash and cash equivalents, beginning of the period                   106,616        482,569
                                                                 -----------    -----------

Cash and cash equivalents, end of the period                     $   118,452        106,616
                                                                 ===========    ===========

Supplemental disclosure of non-cash investing and
   financing activities:
      Cash paid for interest                                     $    86,708         20,151
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      NATURE OF OPERATIONS

                  CapSource Financial, Inc. (CapSource or the Company) is a Colorado corporation with its corporate offices located in Boulder, Colorado. CapSource is a holding company that leases and rents a fleet of dry van and flatbed truck trailers through operating leases in Mexico through its wholly owned Mexican subsidiaries, Rentas y Remolques de Mexico, S.A. de C.V. and Opciones Integrales de Arrendamiento S.A. de C.V., collectively, REMEX. In addition, CapSource sells and distributes dry van and refrigerated trailers through its wholly owned subsidiaries Remolques y Sistems Aliados de Transportacion, S.A. de C.V. and Operador de Servicios Administrativos Integrales, S.A. de C.V., collectively, RESALTA. The Company operates in one segment, the leasing and selling of trailers, and all operations are in Mexico.

         (B)      USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include depreciation rates, allowance for impairment of equipment, residual values of operating leases, allowance for doubtful accounts, income tax valuation allowance and the fair value of beneficial conversion features. Actual results could differ significantly from those estimates.

         (C)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the financial statements of CapSource and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for other stockholders' ownership interests in majority-owned subsidiaries of the Company. CapSource formed RESALTA, an 80% owned subsidiary in April 2001. The minority interest stockholder of RESALTA converted his ownership interest in RESALTA into common stock of the Company in June 2002. Consequently, at December 31, 2002, RESALTA is a wholly owned subsidiary of the Company. The minority interest stockholder made no financial investment. Due to losses in all periods and an excess of liabilities over assets for RESALTA, no minority interest was recognized, as the minority interest stockholder was not responsible for liabilities or losses of RESALTA. The fair value of the shares of CapSource granted in exchange for the 20% minority interest was deemed to be the same as the expected per share price of CapSource's planned sale of common stock in 2003.

         (D)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less.

         (E)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of past-due accounts, which are in the legal collection process, and deemed to be improbable as to their collection. In addition, a general percentage allowance is provided for all other past-due accounts, based on account aging and past collections history. Past-due accounts are charged-off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts.

         (F)      MEXICAN VALUE ADDED TAX RECEIVABLE

                  Mexican value added tax receivable is the excess of the value added tax paid versus the value added tax collected, which the Company is in the process of collecting as a normal value added tax refund from the Mexican government.

         (G)      INVENTORY

                  Inventory represents trailers purchased for resale and are recorded at the lower of cost or market on a first-in first-out basis.

         (H)      RECOGNITION OF REVENUE FROM EQUIPMENT SALES

                  Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer. This policy applies to sale of equipment by both the REMEX trailer leasing subsidiary, and the RESALTA trailer sales subsidiary.

         (I)      EQUIPMENT LEASING

                  The Company's leases are classified as operating leases for all of the Company's leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as sales-type leases. In determining whether or not a lease qualifies as a sales-type lease, the Company must consider the estimated value of the equipment at lease termination or residual value. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods

                  Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs
                  (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment.

         (J)      EQUIPMENT

                  Equipment is recorded at cost. Trailer and semi-trailer equipment is depreciated on a straight-line basis over the estimated useful life of ten years. Prior to January 1, 2002, the Company depreciated its trailer and semi-trailer equipment over a period of seven years. If the estimated useful life of trailer and semi-trailer equipment were changed from seven to ten years in 2001, the net loss in 2001 would have been reduced by approximately $109,000. Vehicles are depreciated on a straight-line basis over the estimated useful life of three years. Furniture and computer equipment are depreciated on a straight-line basis over the estimated useful lives ranging from three to ten years.

         (K)      INCOME TAXES

                  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (L)      EARNINGS PER SHARE

                  The following summarizes the weighted average common shares issued and outstanding for the years ended December 31, 2002 and 2001:

                                                                     2002                2001
                                                                 -------------      -------------
                        Common and common equivalent
                            shares outstanding:
                             Historical common equivalent
                              shares outstanding                   7,832,895          6,776,962
                             Weighted average common shares
                             issued during period                     20,358            180,919
                                                                 -------------      -------------
                        Weighted average common shares
                          outstanding - basic and diluted          7,853,253          6,957,881
                                                                 =============      =============

                  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of equity instruments is calculated using the treasury stock method.

                  Warrants to purchase 715,000 and 565,000 common shares as of December 31, 2002 and 2001, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company's net losses.

         (M)      COMPREHENSIVE INCOME (LOSS)

                  Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

         (N)      ALLOWANCE FOR IMPAIRMENT

                  Effective January 1, 2002, the Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. An asset that is classified as held-for- sale is recorded at the lower of its carrying amount or fair value, less cost to sell. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

         (O)      FOREIGN EXCHANGE TRANSLATION

                  The financial statements of the Company's Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense).

                  The accounts of the Company's Mexican subsidiaries are reported in the Mexican peso; however, as all leases and generally all other activities are denominated in U.S. dollars, the functional currency is the U.S. dollar. For those operations, certain assets and liabilities are remeasured into U.S. dollars at historical exchange rates and certain assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from translation of those assets and liabilities, which have been translated into U.S. dollars at the period-end exchange rates, are recognized in the results of operations in the period incurred.

         (P)      BENEFICIAL CONVERSION OPTION

                  In connection with the issuance of debt instruments, the Company granted the holders the option to convert the debt into equity of the Company at amounts less than the current fair value of its common stock at the date of the transaction. In calculating the fair value of these beneficial conversions, the Company estimated the fair value of the Company's stock based on current results, budgeted performance, and recent and proposed transactions involving the Company's stock.

         (Q)      STOCK-BASED COMPENSATION

                  The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB Opinion No. 25), and related interpretations. The Company applies the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

                  In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements for the year ended December 31, 2002.

                  The following table summarizes information as to reported results under the intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for each of the two years in the period ended December 31, 2002:

                                                                            Year ended December 31
                                                                         -----------------------------
                                                                               2002           2001
                                                                         -----------------------------
                   Net loss, as reported                                   $(1,260,220)    (1,922,477)
                   Add back: APB 25 compensation expense recorded                   --             --
                   Deduct: SFAS No. 123 pro forma compensation expense         (33,000)       (22,500)
                                                                         -----------------------------

                   Net loss, pro forma                                     $(1,293,220)    (1,944,977)
                                                                         =============================

                   Loss per share, as reported                           $       (0.16)         (0.28)
                                                                         =============================

                   Loss per share, pro forma                             $       (0.16)         (0.28)
                                                                         =============================

                  The fair value per share of the warrants granted in 2002 and 2001 were $0.22 and $0.18, respectively. These fair values were estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                     Year ended December 31
                                                 ------------------------------
                                                      2002            2001
                                                 --------------  --------------
                  Risk-free interest rate             2.74%           5.13%
                  Expected life                     5 years         5 years
                  Expected volatility                0.001%          0.001%
                  Expected dividend yield              0.0%            0.0%

                  As the Company was not a public reporting company as of December 31, 2002, the Company was allowed to use a nominal estimated volatility in the determination of its pro forma compensation expense. Subsequent to December 31, 2002, the Company became a public reporting company, and accordingly will be required to use its estimated volatility in future calculations. The impact of this will be a significant increase in the pro forma compensation expense related to future grants.

(2)      LIQUIDITY

         The Company plans to raise capital through the sale of its common stock through a public offering taking place during the first half of 2003. Management of the Company may also seek additional funding from existing stockholders. These stockholders have expressed the willingness and ability to contribute additional capital, if necessary, and to convert certain existing debt into equity. However, no financing agreements have been formalized.

         Management believes that the cash to be received from the future sale of the Company's common stock plus cash expected to be generated from operations is sufficient to fund operations through December 31, 2003 and to satisfy obligations as they become due.

(3)      PROPERTY AND EQUIPMENT

         At December 31, 2002 and 2001, equipment consists of the following:

                                                 2002            2001
                                              --------------  ------------
         Trailer and semi-trailer equipment  $ 3,349,319       2,877,503
         Vehicles                                 38,635          72,564
         Furniture and computer equipment         87,214          75,518
                                              --------------  ------------

                                               3,475,168       3,025,585
         Less accumulated depreciation          (966,620)       (814,677)
                                              --------------  ------------

                                             $ 2,508,548       2,210,908
                                              ==============  ============

(4)      FUTURE MINIMUM RENTAL INCOME

         Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2002 are as follows:

                  Year ending December 31:
                       2003                                $   636,244
                       2004                                    635,844
                       2005                                    635,844
                       2006                                    504,084
                       2007                                    117,343
                       Thereafter                                   --
                                                            ============
                                                           $ 2,529,359
                                                            ============
 (5)     SIGNIFICANT CUSTOMERS

         All of the Company's customers are located in Mexico but the leases are denominated in U.S. dollars. During the years ended December 31, 2002 and 2001, rental income from customers who represent 10% or greater of rental income are as follows:

                CUSTOMER                           2002               2001
         -----------------------------         ------------     -------------
                Customer A                      $217,838           115,621
                Customer B                        77,940           117,934
                Customer C                        70,918            82,787
                Customer D                        68,700            69,677
                Customer E                        65,252           134,429

(6)      NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

         Short term notes payable consist of unpaid principal and accrued interest payable on demand, and bear interest at rates ranging from 10% to 12% per annum. A note for $250,000 was due on December 31, 2002, but was not paid and was converted to a demand note as of that date.

         Convertible notes payable consist of unpaid principal and accrued interest payable on the following due dates at the following rates as of December 31, 2002 and 2001:

                                                                           2002          2001
                                                                        -----------  -------------
          Due May 7, 2003 at 12% per annum, principal $192,280         $  194,240       193,798
          Due August 14, 2003 at 12% per annum, principal $53,000          53,540        53,296
          Due October 3, 2003 at 14% per annum, principal $87,000          88,034        87,934
          Due November 6, 2003 at 12% per annum, principal $40,000         40,408        40,329
          Due November 6, 2003 at 12% per annum, principal $40,000         40,408        40,329
          Due February 20, 2004 at 12% per annum, principal $50,000        50,510           --
          Due February 1, 2005 at 11% per annum, principal $50,000         50,467           --
          Due June 17, 2005 at 11% per annum, principal $50,000            50,467           --
                                                                        -----------  -------------
                                                                          568,074       415,686
          Discount on convertible notes payable                           (83,688)     (109,795)
                                                                        -----------  -------------
                                                                          484,386       305,891
          Less: current portion                                          (369,624)          --
                                                                        -----------  -------------

                                                                       $  114,762       305,891
                                                                        ===========  =============

         The convertible notes payable are unsecured and are immediately convertible into common stock at 75% of the market price (as defined in the agreement) of common stock on the date of conversion. This beneficial conversion feature has been valued in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS (EITF 98-5) and EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS (EITF 00-27) at the intrinsic value at the commitment date. The beneficial conversion feature is recorded as an increase to additional paid-in capital and a discount on the related debt, which is accreted to interest expense from the commitment date to the stated maturity date of the debt using the effective interest method.

         During the years ended December 31, 2002 and 2001, the Company recorded discounts of $50,000 and $135,760, respectively, in connection with the beneficial conversion features on the convertible notes payable. Non-cash interest expense recognized for the years ended December 31, 2002 and 2001 totaled $76,107 and $25,965, respectively, related to amortization of the discount.

(7)      PAYABLE TO STOCKHOLDER

         Payable to stockholder at December 31, 2002 and 2001 consists of the following:

                                                                   2002           2001
                                                               -------------  -----------
          Unsecured notes payable to stockholder with
               interest at 12.0% per annum with unpaid
               principal and accrued interest due on
               December 31, 2003, principal $563,279           $   660,070      590,740
          Convertible notes payable to stockholder with
               interest at 9.25% per annum with unpaid
               principal and accrued interest due
               December 31, 2004, principal $693,500               714,762           --
                                                               -------------  -----------
                                                                 1,374,832      590,740

          Discount on convertible notes payable                   (476,755)          --
                                                               -------------  -----------

                                                                   898,077      590,740
          Less: current portion                                   (660,070)          --
                                                               -------------  -----------
                                                               $   238,007      590,740
                                                               =============  ===========

         The convertible note payable is convertible to common stock of the Company at a conversion price of $1.00 per common share. During the years ended December 31, 2002 and 2001, the Company recorded discounts of $520,125 and $260,377, respectively, in connection with the beneficial conversion features on convertible notes payable to stockholder. In 2001, debt of $826,805 plus accrued interest of $40,848 was converted into common stock. The December 31, 2001 consolidated statement of operations includes a charge of $228,584 to interest expense, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock prior to its maturity. Non-cash interest expense recognized for the years ended December 31, 2002 and 2001 totaled $43,370 and $31,793, respectively, related to amortization of the discount.

         Maturities of the Company's aggregate debt by year are as follows:

          Year ended December 31 -
             2003                                            $1,076,700
             2004                                               765,272
             2005                                               100,934

(8)      INCOME TAXES

         Income tax benefit (expense) for the years ended December 31, 2002 and 2001 differ from the amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                          2002          2001
                                                      ------------- -----------

            Computed expected tax benefit             $  421,917      653,642
            Reduction (increase) in income taxes
               resulting from:
                   State and local taxes, net of
                      federal benefit and other           18,614       36,594
                   Alternative foreign tax               (19,288)          --
                   Adjustment for changes in
                      enacted tax laws and rates         (50,532)          --
                   True-up of prior year amounts        (212,967)          --
                   Non-deductible expenses              (130,386)          --
                   Increase in valuation allowance       (46,646)    (690,236)
                                                      ------------- -----------
            Income tax benefit (expense)              $  (19,288)          --
                                                      ============= ===========

         In 2002, the United States Internal Revenue Service audited the Company's 1997, 1998 and 1999 U.S. tax returns, and determined that certain expenses previously deducted from taxable income (loss) should be excluded from the Company's net operating loss carryforward. The Company also anticipates amending its 2000 income tax return for the impact of similar non-deductible expenses, and must file its returns for 2001 and 2002. The impact of such non-deductible expenses for the years 1997 through 2001 is reflected as the true-up of prior year amounts in the 2002 reconciliation presented above.

         The net income tax expense of $19,288 in 2002 is an alternative tax incurred by the Company's Mexican operations. This tax is applicable to some corporations that have no taxable earnings. Prior to 2002, the Company was exempt from this tax.

         The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 and 2001 are presented below:

                                                      2002             2001
                                                   -----------     ------------
            Deferred tax assets:
              Allowance for doubtful accounts     $    31,465          26,893
              Accrued expenses and customer
                advances                              114,145          46,948
              Net operating loss carryforwards      1,734,279       1,808,085
                                                   -----------     ------------

                  Total gross deferred tax assets   1,879,889       1,881,926

            Deferred tax liabilities:
                 Inventories                           71,996         120,679
                                                   -----------     ------------
                  Total gross deferred tax
                    liabilities                        71,996         120,679

            Less valuation allowance               (1,807,893)     (1,761,247)
                                                   -----------     ------------

                  Net deferred tax assets         $        --              --
                                                   ===========     ============

         As of December 31, 2002, the Company has net operating loss carryforwards for U.S. or Mexico federal income tax purposes of approximately $5,200,000, which are available to offset future federal taxable income and expire at various dates from 2003 through 2022.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences are deductible. Due to historical losses, realization of tax assets is not assured and, accordingly, management has recorded a valuation allowance to reduce its net deferred tax assets to zero for all periods presented.


(9)      COMMON AND PREFERRED STOCK

         The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2002 and 2001, no shares of preferred stock or other classes of common stock have been issued.

         In December 2002 and 2001, the Company issued warrants to directors to purchase 150,000 and 125,000 shares of common stock, respectively, at $1.75 and $1.30 per share, respectively. The warrants are immediately exercisable and have a five-year life. No compensation expense has been recorded as the exercise price of the warrants was equal to or greater than the estimated fair value at the issue date.

         In April 2001, in conjunction with a private placement offering to sell its common stock, the Company issued 20,000 A Warrants and 20,000 B Warrants. Each A Warrant is exercisable immediately and for a period of two years from the date of issue into one share of common stock at an exercise price per share of $2.50. Each B Warrant is exercisable immediately and for a period of five years from the date of issue into one share of common stock at an exercise price per share of $5.00. The Warrants are callable by the Company at $0.05 each. The A Warrants are callable after one year and the B Warrants are callable after two years.

         Also during 2001, the Company issued 20,000 warrants to a consultant and 125,000 warrants to a member of the board of directors for services rendered. Each warrant is exercisable into one share of common stock at an exercise price of $1.10 per share. Compensation expense of $29,000 has been recorded for these warrants equal to the estimated fair value of the services provided the Company.

         On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the "Plan"). The Plan provides that options to purchase shares of the Company's common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company's common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2002, no options have been issued under the Plan.

 (10)    COMMITMENTS AND CONTINGENCIES

         The Company leases office space under noncancelable operating leases. The leases, which all expire in 2003, contain renewal options and provide for annual escalation for utilities, taxes and service costs. In addition, the Company rents corporate office space on a month-to-month basis, from two company officers, at normal market rates. Total rent expense was $56,542 and $50,464 for the years ended December 31, 2002 and 2001, respectively.

         Effective July 1, 2000 the Company adopted an Employee Compensation Plan. Under this plan, up to 1.5% of lease revenue is paid to those employees responsible for lease origination and lease financing.

         The RESALTA subsidiary was formed to sell tractor-trailers and related equipment, initially under an agreement negotiated between CapSource and Hyundai Precision America, Inc. Under the terms of the Hyundai Agreement, the Company is obliged to meet certain requirements to purchase a minimum number of Hyundai trailer products during each of the first three years. To date the Company has not met these requirements. Hyundai has chosen not to enforce the requirements thus far. There is no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of the agreement. If Hyundai chooses to enforce the minimum purchase requirements of the agreement, the Company could be required to purchase Hyundai trailers for which it has no immediate need or face the possible termination of the exclusivity of the Hyundai Agreement.

         As of December 31, 2002, the Company had committed to purchase an additional 249 trailers in 2003 from Hyundai for sale or lease. The total purchase price is approximately $4,100,000, towards which the Company had made a down payment to Hyundai of approximately $300,000 as of December 31, 2002.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, rents receivable, other receivables, accounts payable, accrued expenses, deposits and advance payments approximate their fair value because of the short maturity of these instruments.

         The carrying amounts of the payable to stockholder and convertible notes payable approximate fair value because the interest rates are based on currently offered rates by lending institutions for similar debt instruments of comparable maturities.