Form 10KSB/A
period 2002-12-31
CAPSOURCE FINANCIAL INC
filed 2003-09-29
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO. 1

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

Dated: September 26, 2003.


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


Dated: September 26, 2003.


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

         Maturities of the Company's aggregate debt by year are as follows:

          Year ended December 31 -
             2003                                            $1,835,286
             2004                                               765,272
             2005                                               100,934

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