Form 10QSB
period 2003-06-30
CAPSOURCE FINANCIAL INC
filed 2003-10-16
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO _________


                         COMMISSION FILE NUMBER 1-31730

                            CAPSOURCE FINANCIAL, INC.
                            -------------------------
           (Name of Small Business Issuer as Specified in its charter)
           -----------------------------------------------------------

        COLORADO                                          84-1334453
        --------                                          ----------
(State of incorporation)                       (IRS Employer Identification No.)

               2305 CANYON BOULEVARD, SUITE 103, BOULDER, CO 80302
               ---------------------------------------------------
             (Address of principal executive offices and Zip Code)

                 (Registrant's telephone number) (303)245-0515
                                                 -------------


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES ( ) NO (X)

THERE WERE 8,225,375 SHARES OF COMMON STOCK OUTSTANDING AT JUNE 30, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES ( )  NO (X)

                            CAPSOURCE FINANCIAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

    ITEM 1. UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets as of June 30, 2003 and December 31, 2002..................3

    Statements of Operations for the three month and six
      month periods ended June 30, 2003 and 2002..............................4

    Statements of Cash Flows for the six month periods
      ended June 30, 2003 and 2002............................................5

    Notes to Unaudited Condensed, Consolidated Financial
      Statements..............................................................6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................8

    ITEM 3. CONTROLS AND PROCEDURES..........................................11


PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS................................................11

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................11

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................11

    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

    ITEM 5. OTHER INFORMATION................................................11

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................11

SIGNATURES...................................................................13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

        Unaudited Condensed Consolidated Balance Sheets


                                                   JUNE 30,     DECEMBER 31,
                                                    2003            2002
                                                 -----------    -----------
Assets
------
Current assets:
   Cash and cash equivalents                     $   165,680        118,452
   Rents and accounts receivable, net                416,926        346,761
   Mexican value added taxes receivable              337,443        205,086
   Inventory                                         812,761        263,306
   Advances to vendors                               604,645        325,930
   Prepaid public offering costs                     308,847        208,595
   Other current assets                              252,569         15,568
                                                 -----------    -----------
           Total current assets                    2,898,871      1,483,698
Property and equipment, net                        2,126,967      2,508,548
Other assets                                          89,286         45,693
                                                 -----------    -----------
Total assets                                     $ 5,115,124      4,037,939
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses         $ 1,089,306        450,427
   Deposits and advance payments                     544,186        126,929
   Notes payable                                     866,583        758,586
   Convertible notes payable, net of discount        445,230        369,624
   Payable to stockholder                          1,319,516        660,070
                                                 -----------    -----------
           Total current liabilities               4,264,821      2,365,636
Long-term debt                                       416,280        352,769
                                                 -----------    -----------
           Total liabilities                       4,681,101      2,718,405

Commitments and contingencies

Stockholders' equity:
   Common stock and additional paid-in capital     7,010,712      7,010,712
   Accumulated deficit                            (6,576,689)    (5,691,178)
                                                 -----------    -----------
           Total stockholders' equity                434,023      1,319,534
                                                 -----------    -----------
Total liabilities and stockholders' equity       $ 5,115,124      4,037,939
                                                 ===========    ===========

See accompanying notes to unaudited condensed, consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                        --------------------------     -------------------------
                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                            2003           2002           2003           2002
                                        -----------     ----------     ----------     ----------
Net sales and rental income             $ 1,112,437      1,070,782      1,881,062      1,798,009
Cost of sales and operating leases       (1,012,605)      (896,326)    (1,632,853)    (1,510,787)
Selling, general and administrative        (402,190)      (354,115)      (793,209)      (683,487)
                                        -----------     ----------     ----------     ----------
Operating loss                             (302,358)      (179,659)      (545,000)      (396,265)
Interest, net                              (139,726)       (58,968)      (278,479)      (107,372)
Other income (expense)                      (16,694)       (67,984)       (52,253)       (65,617)
                                        -----------     ----------     ----------     ----------
Loss before income taxes                   (458,778)      (306,611)      (875,732)      (569,254)
Income taxes                                 (6,165)            --         (9,779)            --
                                        -----------     ----------     ----------     ----------
Net loss                                $  (464,943)      (306,611)      (885,511)      (569,254)
                                        ===========     ==========     ==========     ==========

Net loss per basic and diluted share    $     (0.06)         (0.04)         (0.11)         (0.07)
                                        ===========     ==========     ==========     ==========

Weighted-average shares
    outstanding, basic and diluted        7,877,038      7,835,862      7,877,038      7,834,387
                                        ===========     ==========     ==========     ==========

See accompanying notes to unaudited condensed, consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                              SIX MONTHS ENDED
                                                                           ----------------------
                                                                            JUNE 30,     JUNE 30,
                                                                              2003         2002
                                                                           ---------     --------
Cash flows from operating activities:
   Net loss                                                                $(885,511)    (569,254)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation                                                        189,026      148,455
         Accretion of discount on convertible notes payable
            and payable to stockholder                                       117,808       42,633
         Issuance of common stock to acquire minority interest                    --       26,250
         Changes in operating assets and liabilities:
            Rents and other receivables                                     (202,522)     (57,190)
            Inventory                                                       (549,455)     (46,364)
            Other current assets                                            (615,968)    (199,591)
            Accounts payable and accrued expenses                            638,879      322,158
            Deposits and advance payments                                    417,257      101,080
            Other assets                                                     (43,593)     (10,311)
                                                                           ---------     --------
                    Net cash used in operating activities                   (934,079)    (242,134)
                                                                           ---------     --------

Cash flows from investing activities:
   Purchase of property and equipment                                        (43,927)    (326,974)
   Proceeds from disposition of property and equipment                       236,482      132,527
                                                                           ---------     --------
                    Net cash provided by (used in) investing activities      192,555     (194,447)
                                                                           ---------     --------

Cash flows from financing activities:
   Proceeds from payable to stockholder                                      686,097      305,452
   Proceeds from notes payable                                               107,997           --
   Proceeds from convertible notes payable                                        --      146,595
   Reduction in convertible notes payable                                     (5,342)          --
                                                                           ---------     --------
                    Net cash provided by financing activities                788,752      452,047
                                                                           ---------     --------


                    Net increase in cash and cash equivalents                 47,228       15,466

Cash and cash equivalents, beginning of the period                           118,452      106,616
                                                                           ---------     --------

Cash and cash equivalents, end of the period                               $ 165,680      122,082
                                                                           =========     ========


See accompanying notes to unaudited condensed, consolidated financial statements.

Notes to Unaudited Condensed, Consolidated Financial Statements

(1) BASIS OF PRESENTATION In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of June 30, 2003, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(2) LIQUIDITY Since its inception, the Company has generated losses from operations, and as of June 30, 2003 had an accumulated deficit of $6,576,689, and a working capital deficit of $1,365,950. Subsequent to June 30, 2003, we raised additional capital through the sale of CapSource common stock through a public offering, which concluded on July 3, 2003. We also may seek additional funding from existing stockholders. These stockholders have expressed the willingness and ability to contribute additional capital, if necessary, and to convert certain existing debt to equity. However, no financing agreements have been formalized.

We believe that the cash to be received from the future sale of CapSource common stock and from the private placement of additional debt, plus cash expected to be generated from operations, will be sufficient to fund operations for the next twelve months, and to satisfy obligations as they become due.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our results of operations.

SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123"

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not change how we currently recognize stock-based compensation.

We report results of operations under the intrinsic value method of accounting for stock-based compensation. The Company did not issue any stock awards during the three and six months ended June 30, 2003 and 2002. In addition, all previously issued stock-based awards were fully vested as of December 31, 2002. Therefore, for the three and six months ended June 30, 2003 and 2002, there is no difference in the reported loss under the intrinsic value method of accounting for stock awards, compared to the loss calculated using the fair value recognition provisions of SFAS No. 123.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. We believe the adoption of this standard will not have a material impact on the Company's financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations, which had no impact on the Company's disclosures in its financial statements for the year ended December 31, 2002.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 46 to variable interest entities created after January 31, 2003. We believe the adoption of this standard will not have an impact on the Company's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We are currently evaluating SFAS No.150, however we do not expect this rule to have an impact on the Company's financial position or results of operations.

(5) COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

(6) INTEREST AND INCOME TAX PAYMENTS Cash payments for interest were $78,098 and $32,250 for the six months ended June 30, 2003 and 2002, respectively. Cash payments for income taxes were $19,288 and $0 for the six months ended June 30, 2003 and 2002, respectively.

(7)  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                     JUNE 30, 2003   DEC. 31, 2002
          Rents and accounts receivable, net:
               Rents and accounts receivable          $   508,568     $   425,856
               Allowance for doubtful accounts            (91,642)        (79,095)
                                                      -----------     -----------
          Total rents and accounts receivable, net    $   416,926     $   346,761
                                                      ===========     ===========

          Property and equipment, net:
               Trailer and semi-trailer equipment     $ 2,884,572     $ 3,349,319
               Vehicles                                    56,891          38,635
               Furniture and computer equipment           112,138          87,214
                                                      -----------     -----------
                                                        3,053,601       3,475,168
               Accumulated depreciation                  (926,634)       (966,620)
                                                      -----------     -----------
          Total property and equipment, net           $ 2,126,967     $ 2,508,548
                                                      ===========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words "believes," "anticipates, "plans," "expects," and similar expressions, are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.


OVERVIEW

CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct our business through our operation of two wholly owned subsidiaries in Mexico.

REMEX, our lease/rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This reduces our exchange rate risk, transferring it to the lessees.

RESALTA, our trailer sales/distribution company, has the exclusive right to distribute Hyundai truck trailers in Mexico. RESALTA began operations in 2001.

During the second quarter ended June 30, 2003, we offered to the public up to 3,000,000 shares of our common stock as our initial public offering. We concluded the offering on July 3, 2003, resulting in the sale of a total of 348,339 shares at $1.75 per share, resulting in net proceeds of approximately $300,000. The additional capital we received as part of the offering is not reflected in our Financial Statements as of June 30, 2003, because the stock was not subscribed until the conclusion of the offering period.

RESULTS OF OPERATIONS

Consolidated net sales and rental income in the second quarter ended June 30, 2003, increased 3.9% to $1,112,437, compared with $1,070,782, in the same period last year. This increase was primarily driven by increased trailer sales. The lease/rental income generated by the lease/rental subsidiary, REMEX, remained even with last year, as we concentrated our working capital investments in trailer inventory and facilities to expand the RESALTA sales operations. In January 2003, we opened a new trailer sales and storage facility in Mexico City, giving us the capability to respond more quickly to customer orders.

For the six months ended June 30, 2003, consolidated net sales and rental income increased 4.6% to $1,881,062, compared with $1,798,009 in the same period last year. This increase was a result of increased trailer sales, as well as increased lease/rental income that took place in the first quarter ended March 31, 2003.

Our operating loss consists of net sales and lease income less costs of sales and operating expenses. We recognized an operating loss of $302,358 in the second quarter ended June 30, 2003, compared with $179,659 in the same period last year. This operating loss increase was primarily the result of higher selling, general and administrative expenses incurred by RESALTA, related to the hiring in January 2003 of a full-time general manager to direct our sales/distribution operations. In addition, we incurred costs to lease the new trailer sales/storage facility beginning in January 2003. These costs were incurred as we implement our strategy to expand the RESALTA sales/distribution operations, increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, and focusing more attention on customer service. Also, in the second quarter ended June 30, 2003, REMEX sold thirteen flatbed trailers, which were removed from lease during the quarter. Eleven of these trailers were returned by the lessee in worse condition than should be expected under normal use, and had to be disposed of at a price below their net book value. The resulting loss of $29,000 was charged to cost of operating leases. We are attempting to recover some of this loss from the former lessee, but have not recorded any possible recovery in our results of operations.

For the six months ended June 30, 2003, we recognized an operating loss of $545,000, compared with $396,265 in the same period last year. This operating loss increase resulted primarily from the hiring in January 2003 of the RESALTA full-time general manager, and the costs incurred to lease the new trailer sales/storage facility. In addition, the operating loss was affected by the $29,000 loss incurred on the disposal of the eleven flatbed trailers in the second quarter ended June 30, 2003.

Net interest expense was $139,726 in the second quarter ended June 30, 2003, compared with $58,968 in the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred primarily to finance the additional trailer inventory of the RESALTA sales/distribution operations, as well as to fund the prepaid public offering costs.

For the six months ended June 30, 2003, net interest expense was $278,479, compared with $107,372 in the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred to finance the additional RESALTA trailer inventory, and to fund the prepaid public offering costs.

Other expense decreased to $16,694 during the second quarter ended June 30, 2003 from $67,984 in the same period last year. This reduction was a result of the decrease in foreign exchange losses, primarily because the exchange rate of the Mexican peso in relation to the U.S. dollar remained relatively constant during the second quarter ended June 30, 2003. During the same period last year, the Mexican peso strengthened in relation to the U.S. dollar, resulting in higher foreign exchange losses.

For the six months ended June 30, 2003, other expense was $52,253, compared with $65,617 in the same period last year. The foreign exchange losses incurred during the six-month period ended June 30, 2003 were comparable to those incurred last year, because the Mexican peso strengthened in relation to the U.S. dollar during the same period of both years at a similar rate. However, other expense incurred last year also included costs resulting from the purchase of the remaining shares of stock from the minority shareholder of RESALTA, giving CapSource 100% ownership interest in RESALTA. Consequently, other expense was reduced for the six months ended June 30, 2003 compared with the same period last year.

Income taxes of $6,165 were accrued in the second quarter ended June 30, 2003, compared to $ 0 in the same period last year. This tax, which is an alternative foreign tax incurred by our Mexican subsidiaries, is applicable to most

Mexican corporations that have no taxable income. Prior to the fourth quarter ended December 31, 2002, we were exempt from this tax. For the six months ended June 30, 2003, income taxes were $9,779, compared with $0 in the same period last year.

We recognized a net loss of $464,943, or 6 cents per diluted share, in the second quarter ended June 30, 2003, compared with $306,611, or 4 cents per diluted share, in the same period last year. The increase in the net loss was due primarily to the additional costs associated with expanding the RESALTA sales/distribution operations, as well as the increase in interest expense, partially offset by the reduction in other expense associated with foreign exchange losses.

For the six months ended June 30, 2003, net loss was $885,511, or 11 cents per diluted share, compared with $569,254, or 7 cents per diluted share, in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from borrowings, principally from our majority stockholder. Our principal uses of capital have been to fund our operating losses, and to continue and expand our operations pursuant to our strategic business plan including: increasing sales by adding to equipment inventory on display and adding to our lease/rental fleet.

Net cash used in operating activities was $934,079 for the first six months of 2003, compared with $242,134 for the prior-year six-month period. Net operating cash used in the current period increased compared to the prior year due to increases in the net loss, inventory, advances to vendors, prepaid public offering costs and other assets, which were partially offset by an increase in accounts payable and accrued expenses and deposits and advance payments.

For the six months ended June 30, 2003, we acquired property and equipment of $43,927, including equipment for the lease/rental pool, offset by disposals of $236,482, all of which were equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $326,974 and $132,527, respectively, for the six months ended June 30, 2002. As a result, net cash provided by investing activities was $192,555 for the six months ended June 30, 2003. This compares to net cash used in investing activities of $194,447 for the six months ended June 30, 2002.

During the six months ended June 30, 2003, we received proceeds from payable to stockholder of $686,097 and proceeds from unsecured notes payable of $107,997. This was partially offset by a reduction in convertible notes payable of $5,342. As a result, net cash flow from financing activities during the six months ended June 30, 2003 was $788,752.

During the six months ended June 30, 2002, we received proceeds from payable to stockholder of $305,452 and proceeds from the issuance of unsecured convertible notes to others of $146,595. As a result, the net cash flow from financing activities was $452,047 for the six months ended June 30, 2002.

We anticipate that a major stockholder of the Company will convert approximately $1,700,000 of debt into common stock during the second half of the year ending December 31, 2003.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, the re-leasing and sale of equipment and the receipt of revenue as well as additional infusions of equity and debt capital. As we increase our sales in 2003, which include existing commitments from major customers for the second half of 2003, we expect to reduce our working capital requirements and begin to generate cash from operations. We believe that proceeds from the sale of equity securities, including the recently completed public offering of our common stock, together with cash on hand and cash to be generated from operations will be sufficient to fund our working capital needs for at least the next 12 months. In addition, we believe that additional debt financing in the short term will allow us to implement the Hyundai-RESALTA business opportunity, increase our lease/rental fleet and pursue other business opportunities pursuant to our strategic plan. We believe this will result in substantially increased revenue and liquidity, allowing us to continue and to expand our operations over the long term. However, there can be no assurance that we will be able to obtain the additional equity or debt financing in the future.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company conducted its initial public offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2002, and thereafter amended and supplemented by Amendment No. 1 to Form SB-2, Amendment No. 2 to Form SB-2, Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2, filed with the Securities and Exchange Commission on December 9, 2002, December 24, 2002, February 25, and July 17, 2003, respectively (the "Registration Statement" (File No. 333-100389). The offering was contingent upon a minimum number of shares being subscribed for. The minimum number of shares was not subscribed for on or before June 30, 2003 so no shares were issued by the Company and no proceeds were received by the Company on or before June 30, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None.

                                                 LIST OF EXHIBITS


The following exhibits are filed with this Form 10-QSB:

    EXHIBIT NO.                  DESCRIPTION
    -----------                  -----------
        *3.1          Articles of Incorporation
      *3.1.1          Articles of Amendment to the Articles of Incorporation
                        (Name Change)
      *3.1.2          Articles of Amendment to the Articles of Incorporation
                        (Authorized Capital)
        *3.2          By-laws
      **31.1          Certification of C.E.O. pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
      **31.2          Certification of C.F.O. pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
      **32.1          Certification of C.E.O. pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
      **32.2          Certification of C.F.O. pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
           *          Incorporated by reference to the Company's Registration
                        Statement on Form SB-2 filed October 7, 2002, as amended by the Company's Amendment No. 1 to Form SB-2 filed December 9, 2002.
          **          Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

The Company did not file, nor was it required to file, any reports on Form 8-K during the second quarter ended June 30, 2003.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAPSOURCE FINANCIAL, INC.



Date: October 15, 2003                  By: /s/ Fred C. Boethling
                                            ----------------------------------
                                            Fred C. Boethling,
                                            President, Chief Executive Officer
                                            and Director


Date: October 15, 2003                  By: /s/ Steven J. Kutcher
                                            ----------------------------------
                                            Steven J. Kutcher,
                                            Chief Financial Officer