Form 10QSB
period 2003-03-31
CAPSOURCE FINANCIAL INC
filed 2003-10-17
CIK 1173359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

(_)	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM TO

Commission file number 1-31730

CapSource Financial, Inc. (Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302
(Address of principal executive offices and Zip Code)

(Registrant's telephone number) (303) 245-0515

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (   )  No (X)

There were 8,225,375 shares of common stock outstanding at March 31, 2003.

Transitional Small Business Disclosure Format (Check one):   Yes (   )  No (X)

CapSource Financial, Inc.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$82,852	118,452
Rents and accounts receivable, net	350,575	346,761
Mexican value added taxes receivable	275,318	205,086
Inventory	327,900	263,306
Advances to vendors	542,852	325,930
Prepaid public offering costs	244,999	208,595
Prepaid insurance and other current assets	207,206	15,568

Total current assets	2,031,702	1,483,698
Property and equipment, net	2,395,520	2,508,548
Other assets	77,433	45,693

Total assets	$4,504,655	4,037,939

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$720,806	450,427
Deposits and advance payments	387,366	126,929
Notes payable	765,983	758,586
Convertible notes payable, net of discount	395,045	369,624
Payable to stockholder	931,363	660,070

Total current liabilities	3,200,563	2,365,636
Long-term debt	405,126	352,769

Total liabilities	3,605,689	2,718,405
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital	7,010,712	7,010,712
Accumulated deficit	(6,111,746)	(5,691,178)

Total stockholders' equity	898,966	1,319,534

Total liabilities and stockholders' equity	$4,504,655	4,037,939

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED
	March 31, 2003	March 31, 2002
Net sales and rental income	$768,625	727,227
Cost of sales and operating leases	(620,248)	(614,461)
Selling, general and administrative	(391,019)	(329,372)

Operating loss	(242,642)	(216,606)
Interest, net	(138,753)	(48,404)
Other income (expense)	(35,559)	2,367

Loss before income taxes	(416,954)	(262,643)
Income taxes	(3,614)	—

Net loss	$(420,568)	(262,643)

Net loss per basic and diluted share	$(0.05)	(0.03)

Weighted-average shares
outstanding, basic and diluted	7,877,038	7,832,895

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	THREE MONTHS ENDED
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(420,568)	(262,643)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	80,001	75,275
Accretion of discount on convertible notes payable
and payable to stockholder	63,804	17,939
Changes in operating assets and liabilities:
Rents and other receivables	(74,046)	(164,295)
Inventory	(64,594)	(147,808)
Other current assets	(444,964)	(138,925)
Accounts payable and accrued expenses	270,379	510,345
Deposits and advance payments	260,437	64,993
Other assets	(31,740)	(5,050)

Net cash used in operating activities	(361,291)	(50,169)

Cash flows from investing activities:
Purchase of property and equipment	(43,902)	(76,656)
Proceeds from disposition of property and equipment	76,929	80,953

Net cash provided by investing activities	33,027	4,297

Cash flows from financing activities:
Proceeds from payable to stockholder	285,267	91,282
Proceeds from notes payable	7,397	—
Proceeds from convertible notes payable	—	46,593

Net cash provided by financing activities	292,664	137,875

Net increase (decrease) in cash and cash equivalents	(35,600)	92,003
Cash and cash equivalents, beginning of the period	118,452	106,616

Cash and cash equivalents, end of the period	$82,852	198,619

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed, Consolidated Financial Statements

(1)     Basis of presentation    In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly our financial position as of March 31, 2003, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)     Liquidity    Since its inception, the Company has generated losses from operations, and as of March 31, 2003 had an accumulated deficit of $6,111,746, and a working capital deficit of $1,168,861. Subsequent to March 31, 2003, we raised additional capital through the sale of CapSource common stock through a public offering, which concluded on July 3, 2003. We also may seek additional funding from existing stockholders. These stockholders have expressed the willingness and ability to contribute additional capital, if necessary, and to convert certain existing debt to equity. However, no financing agreements have been formalized.

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

(3)     New accounting pronouncements

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our results of operations.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123"

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not change how we currently recognize stock-based compensation.

We report results of operations under the intrinsic value method of accounting for stock-based compensation. The Company did not issue any stock awards during the three months ended March 31, 2003. In addition, all previously issued stock-based awards were fully vested as of December 31, 2002. Therefore, for the three months ended March 31, 2003, there is no difference in the reported loss under the intrinsic value method of accounting for stock awards, compared to the loss calculated using the fair value recognition provisions of SFAS No. 123.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. We believe the adoption of this standard will not have a material impact on the Company’s financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations, which had no impact on the Company’s disclosures in its financial statements for the year ended December 31, 2002.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 46 to variable interest entities created after January 31, 2003. We believe the adoption of this standard will not have an impact on the Company’s financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We are currently evaluating SFAS No.150, however we do not expect this rule to have an impact on the Company’s financial position or results of operations.

(4)     Comprehensive income (loss)    Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(5)     Interest and Income tax payments    Cash payments for interest were $34,258 and $15,858 for the three months ended March 31, 2003 and 2002, respectively. No cash payments were made for income taxes during the three months ended March 31, 2003 and 2002, respectively.

(6)     Supplemental balance sheet information

	Mar. 31, 2003	Dec. 31, 2002
Rents and accounts receivable, net:
Rents and accounts receivable	$442,217	$438,403
Allowance for doubtful accounts	(91,642)	(79,095)

Total rents and accounts receivable, net	$350,575	$346,761

Property and equipment, net:
Trailer and semi-trailer equipment	$3,204,683	$3,349,319
Vehicles	56,890	38,635
Furniture and computer equipment	112,860	87,214

	3,374,433	3,475,168
Accumulated depreciation	(978,913)	(966,620)

Total property and equipment, net	$2,395,520	$2,508,548

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words “believes,” “anticipates, “plans,” “expects,” and similar expressions, are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Beginning March 4, 2003, we offered to the public up to 3,000,000 shares of our common stock as our initial public offering. We concluded the offering on July 3, 2003, with a total sale of 348,339 shares at $1.75 per share, resulting in net proceeds of approximately $300,000. The additional capital we received as part of the offering is not reflected in our Financial Statements as of March 31, 2003, because the stock was not subscribed until the conclusion of the offering period.

Results of Operations

Consolidated net sales and rental income in the first quarter ended March 31, 2003, increased 5.7% to $768,625, compared with $727,227, in the same period last year. This growth primarily was the result of an increase in lease income generated by our lease / rental subsidiary, REMEX. Net sales in RESALTA remained even with last year, as we began to expand our sales operation by ordering additional trailer inventory and establishing new sales facilities. In January 2003, we opened a new trailer sales and storage facility in Mexico City, giving us the capability to respond more quickly to customers.

Our operating loss consists of net sales and lease income less costs of sales and operating expenses. We recognized an operating loss of $242,642 in the first quarter ended March 31, 2003, compared with $216,606 in the same period last year. This operating loss increase was primarily the result of higher selling, general and administrative expenses incurred by RESALTA, related to the hiring in January 2003 of a full-time general manager to direct our sales/distribution operations. In addition, we incurred costs to lease the new trailer sales/storage facility beginning in January 2003. These costs were incurred as we implement our strategy to expand the RESALTA sales/distribution operations, increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, and focusing more attention on customer service.

Net interest expense was $138,753 in the first quarter ended March 31, 2003, compared with $48,404 in the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred primarily to finance the additional trailer inventory of the RESALTA sales/distribution operations, as well as to fund the prepaid public offering costs.

Other expense-net increased to $35,559 during the first quarter ended March 31, 2003 compared to other income-net of $2,367 in the same period last year. This increase was a result of the increase in foreign exchange losses, primarily because the exchange rate of the Mexican peso in relation to the U.S. dollar strengthened during the first quarter ended March 31, 2003. During the same period last year, the Mexican peso remained relatively constant in relation to the U.S. dollar, resulting in a minimal foreign exchange impact.

Income taxes of $3,614 were accrued in the first quarter ended March 31, 2003, compared to $ 0 in the same period last year. This tax, which is an alternative foreign tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income. Prior to the fourth quarter ended December 31, 2002, we were exempt from this tax.

We recognized a net loss of $420,568, or 5 cents per diluted share, in the first quarter ended March 31, 2003, compared with $262,643, or 3 cents per diluted share, in the same period last year. The increase in the net loss was due primarily to the additional costs associated with expanding the RESALTA sales/distribution operations, as well as the increase in interest expense, and the increase in other expense associated with foreign exchange losses.

Liquidity and Capital Resources

Our principal sources of liquidity are from borrowings, principally from our majority stockholder. Our principal uses of capital have been to fund our operating losses and to continue and expand our operations pursuant to our strategic business plan including: increasing sales by adding to equipment inventory on display and adding to our lease/rental fleet.

Net cash used in operating activities was $361,191 for the first three months of 2003, compared with $50,169 for the same period last year. Net operating cash used in the current period increased compared to last year principally because of the increase in our net loss, advances to vendors, prepaid public offering costs and prepaid insurance and other assets, which were partially offset by an increase in accounts payable and accrued expenses and deposits and advance payments.

For the three months ended March 31, 2003, we acquired property and equipment of $43,902, including equipment for the lease/rental pool, offset by disposals of $76,929, all of which were equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $76,656 and $80,953, respectively, for the three months ended March 31, 2002. As a result, net cash provided by investing activities was $33,027 for the three months ended March 31, 2003 compared to $4,297 for the same period last year.

During the three months ended March 31, 2003, we received proceeds from payable to stockholder of $285,267 and proceeds from unsecured notes payable of $7,397. As a result, net cash flow from financing activities during the three months ended March 31, 2003 was $292,664.

During the three months ended March 31, 2002, we received proceeds from payable to stockholder of $91,282 and proceeds from the issuance of unsecured convertible notes payable of $46,593. As a result, the net cash flow from financing activities was $137,875 for the three months ended March 31, 2002.

We anticipate that the majority stockholder of the Company will convert approximately $1,700,000 of debt into common stock during the second half of the year ending December 31, 2003.

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

Item 3.    CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

    (b)       Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

    (c)       Asset-Backed issuers

    Not applicable.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

    None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company conducted its initial public offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2002, and thereafter amended and supplemented by Amendment No. 1 to Form SB-2, Amendment No. 2 to Form SB-2, Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2, filed with the Securities and Exchange Commission on December 9, 2002, December 24, 2002, February 25, and July 17, 2003, respectively (the “Registration Statement” (File No. 333-100389). The offering was contingent upon a minimum number of shares being subscribed for. The minimum number of shares were not subscribed for on or before March 31, 2003 so no shares were issued by the Company and no proceeds were received by the Company on or before March 31, 2003.

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

The Company did not file, nor was it required to file, any reports on Form 8-K during the first quarter ended March 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.
Date: October 16, 2003	By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director
Date: October 16, 2003	By:	/s/ Steven J. Kutcher

Steven J. Kutcher,
Chief Financial Officer