Form 10QSB
period 2003-09-30
CAPSOURCE FINANCIAL INC
filed 2003-11-14
CIK 1173359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

(_)	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM TO

Commission file number 1-31730

CapSource Financial, Inc. (Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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

Yes (X)  No (   )

There were 8,225,377 shares of common stock outstanding at September 30, 2003.

Transitional Small Business Disclosure Format (Check one):   Yes (   )  No (X)

CapSource Financial, Inc.

Part I - Financial Information

Item 1. Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$266,179	118,452
Rents and accounts receivable, net	413,960	346,761
Mexican value added taxes receivable	390,051	205,086
Inventory	1,640,693	263,306
Advances to vendors	360,911	325,930
Prepaid public offering costs	—	208,595
Prepaid insurance and other current assets	109,476	15,568

Total current assets	3,181,270	1,483,698
Property and equipment, net	2,048,271	2,508,548
Other assets	83,342	45,693

Total assets	$5,312,883	4,037,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,413,535	450,427
Deposits and advance payments	335,059	126,929
Notes payable	780,886	758,586
Convertible notes payable, net of discount	461,804	369,624
Payable to stockholder	1,713,500	660,070

Total current liabilities	4,704,784	2,365,636
Long-term debt	479,345	352,769

Total liabilities	5,184,129	2,718,405

Stockholders’ equity:
Common stock and additional paid-in capital	7,229,694	7,010,712
Accumulated deficit	(7,100,940)	(5,691,178)

Total stockholders’ equity	128,754	1,319,534
Commitments and contingencies

Total liabilities and stockholders’ equity	$5,312,883	4,037,939

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales and rental income	$1,972,579	1,596,208	3,853,641	3,394,217
Cost of sales and operating leases	(1,741,735)	(1,367,987)	(3,374,588)	(2,878,774)
Selling, general and administrative	(585,327)	(385,499)	(1,378,536)	(1,068,986)

Operating loss	(354,483)	(157,278)	(899,483)	(553,543)
Interest, net	(140,895)	(82,207)	(419,374)	(189,579)
Other income (expense)	(23,943)	(14,873)	(76,196)	(80,490)

Loss before income taxes	(519,321)	(254,358)	(1,395,053)	(823,612)
Income taxes	(4,930)	—	(14,709)	—

Net loss	$(524,251)	(254,358)	(1,409,762)	(823,612)

Net loss per basic and diluted share	$(0.06)	(0.03)	(0.18)	(0.10)

Weighted-average shares
outstanding, basic and diluted	8,145,865	7,866,585	7,967,632	7,845,237

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements Cash Flows

	NINE MONTHS ENDED

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net loss	$(1,409,762)	(823,612)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for doubtful accounts	13,358	—
Depreciation	253,346	207,974
Accretion of discount on convertible notes payable
and payable to stockholder	177,634	75,138
Issuance of common stock to acquire minority interest	—	26,250
Changes in operating assets and liabilities:
Rents and other receivables	(265,522)	289,744
Inventory	(1,377,387)	276,267
Other current assets	(128,889)	(921,457)
Accounts payable and accrued expenses	963,108	212,875
Deposits and advance payments	208,130	138,375
Other assets	(22,395)	(22,404)

Net cash used in operating activities	(1,588,379)	(540,850)

Cash flows from investing activities:
Purchase of property and equipment	(88,198)	(499,569)
Proceeds from disposition of property and equipment	295,129	178,297
Deposits and other assets	(15,254)	—

Net cash provided by (used in) investing activities	191,677	(321,272)

Cash flows from financing activities:
Proceeds from payable to stockholder	1,096,740	362,246
Proceeds from notes payable	120,693	254,251
Proceeds from convertible notes payable	—	152,201
Reduction in payable to stockholder	(2,000)	—
Reduction in notes payable and convertible notes payable	(98,581)	—
Proceeds from sale of common stock	609,593	51,000
Offering costs	(182,016)	—

Net cash provided by financing activities	1,544,429	819,698

Net increase (decrease) in cash and cash equivalents	147,727	(42,424)

Cash and cash equivalents, beginning of the period	118,452	106,616

Cash and cash equivalents, end of the period	$266,179	64,192

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed, Consolidated Financial Statements

(1)     Basis of presentation In the opinion of Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)     Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer. This policy applies to sale of equipment by both the REMEX trailer leasing subsidiary, and the RESALTA trailer sales subsidiary.

(3)     Equipment leasing The Company’s leases are classified as operating leases for all of the Company’s leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as sales-type leases. In determining whether or not a lease qualifies as a sales-type lease, the Company must consider the estimated value of the equipment at lease termination or residual value. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

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

(4)     Liquidity Since its inception, the Company has generated losses from operations, and as of September 30, 2003 had an accumulated deficit of $7,100,940, and a working capital deficit of $1,523,514. The Company raised approximately $200,000, net of offering costs, through a public offering of CapSource common stock, which concluded on July 3, 2003. In addition, on September 15, 2003, the Company’s Chairman and largest stockholder lent $315,000 to the Company through a short-term note, maturing on October 14, 2003. Subsequent to September 30, 2003, the Company’s Chairman and largest shareholder converted $2,064,135 of debt and accrued interest he held in the Company, into common stock of the Company. The following table summarizes the composition of the payable to shareholder, and the related conversion into CapSource common stock:

	Payable to Shareholder	Discount on Payable to Shareholder	Net Payable to Shareholder	Short-term	Long-term

Balance as of December 31, 2002	$1,374,832	(476,755)	898,077	660,070	238,007
Additional shareholder loans, accrued
interest and accretion of discount
January – September 2003	1,094,740	117,894	1,212,634	1,053,430	159,204

Balance as of September 30, 2003	2,469,572	(358,861)	2,110,711	1,713,500	397,211
Accrued interest and accretion of
discount October 1-21, 2003	12,891	12,596	25,487	10,022	15,465

Balance as of October 21, 2003
before conversion into common stock	2,482,463	(346,265)	2,136,198	1,723,522	412,676
Conversion of debt into common stock	(2,064,135)	291,593	(1,772,542)	(1,405,726)	(366,816)

Balance as of October 21, 2003
after conversion into common stock	$418,328	(54,672)	363,656	317,796	45,860

The Company also may seek additional funding from existing stockholders. These stockholders have expressed the willingness and ability to contribute additional capital. However, no additional financing agreements have been formalized.

Company management believes that the cash to be received from the private placement of additional debt, plus cash expected to be generated from operations, will be sufficient to fund operations for the next twelve months, and to satisfy obligations as they become due.

(5) New accounting pronouncements

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our results of operations.

SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123"

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not change how we currently recognize stock-based compensation.

        The Company reports results of operations under the intrinsic value method of accounting for stock-based compensation. The Company did not issue any stock awards during the three and nine months ended September 31, 2003 and 2002. In addition, all previously issued stock-based awards were fully vested as of December 31, 2002.

Therefore, for the three and nine months ended September 30, 2003 and 2002, there is no difference in the reported earnings under the intrinsic value method of accounting for stock awards, compared to the earnings calculated using the fair value recognition provisions of SFAS No. 123.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others”

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. The adoption of this standard had no impact on the Company’s financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations, which had no impact on the Company’s disclosures in its financial statements.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 46 to variable interest entities created after January 31, 2003. The adoption of this standard had no impact on the Company’s financial position or results of its operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of this standard had no impact on the Company’s financial position or results of operations.

(6)     Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(7)     Interest and income tax payments Cash payments for interest were $105,836 and $51,811 for the nine months ended September 30, 2003 and 2002, respectively. Cash payments for income taxes were $27,683 and $3,411 for the nine months ended September 30, 2003 and 2002, respectively.

(8)     Public offering The Company concluded its initial public stock offering on July 3, 2003, resulting in the sale of 348,339 shares of common stock at $1.75 per share. Proceeds from the offering totaled $609,593, which was offset by offering costs of $390,611, resulting in the net increase to common stock and additional paid-in capital of $218,982. The shares of common stock sold in the public offering were issued subsequent to September 30, 2003. However, for purposes of calculating shares outstanding and loss per share, the shares are considered issued and outstanding as of July 21, 2003, the date that the public offering funds were released to the Company from escrow.

(9)     Shares outstanding / weighted-average shares The following summarizes the shares outstanding and weighted average common shares outstanding for the nine months ended September 30, 2003 and 2002.

	2003	2002

Common and common equivalent shares outstanding at January 1	7,877,038	7,832,895
Common stock issued for cash	348,339	29,143
Common stock issued for acquisition of remaining 20% minority interest in RESALTA		15,000

Common and common equivalent shares outstanding at end of period	8,225,377	7,877,038

Historical common equivalent shares outstanding at January 1	7,877,038	7,832,895
Weighted average common shares issued during period	90,594	12,342

Weighted average common shares outstanding – basic and diluted	7,967,632	7,845,237

(10)    Supplemental balance sheet information

	September 30, 2003	December 31, 2002
Rents and accounts receivable, net:
Rents and accounts receivable	$518,960	$438,761
Allowance for doubtful accounts	(105,000)	(92,000)

Total rents and accounts receivable, net	$413,960	$346,761

Property and equipment, net:
Trailer and semi-trailer equipment	$2,842,032	$3,349,319
Vehicles	56,891	38,635
Furniture and computer equipment	121,266	87,214

	3,020,189	3,475,168
Accumulated depreciation	(971,918)	(966,620)

Total property and equipment, net	$2,048,271	$2,508,548

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

Overview

        CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct these businesses through our operations of two wholly owned subsidiaries in Mexico.

        REMEX, our lease/rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This reduces our foreign exchange risk, transferring it to the lessees.

        RESALTA, our trailer sales/distribution company, has the exclusive right to distribute Hyundai truck trailers in Mexico. RESALTA began operations in 2001.

        During the second quarter ended June 30, 2003, we offered to the public up to 3,000,000 shares of our common stock as our initial public offering. We concluded the offering on July 3, 2003, resulting in the sale of a total of 348,339 shares at $1.75 per share, generating net proceeds of approximately $219,000 after offering expenses. The additional capital received from the offering is reflected in our consolidated financial statements as of September 30, 2003.

Results of Operations

        Consolidated net sales and rental income for the third quarter ended September 30, 2003, increased 23.6% to $1,972,579, compared with $1,596,208, for the same period last year. This increase was driven by increased trailer sales, as we concentrated our working capital investments in trailer inventory and facilities to expand the RESALTA sales operations. In January 2003, we opened a new trailer sale and storage facility in Mexico City, improving RESALTA’s competitive position, increasing our ability to respond more rapidly to our customers. The lease/rental income generated by the lease/rental subsidiary, REMEX, remained even with last year.

        For the nine months ended September 30, 2003, consolidated net sales and rental income increased 13.5% to $3,853,641, compared with $3,394,217 for the same period last year. This increase was a result of increased trailer sales, as well as increased lease/rental income for the first quarter ended March 31, 2003.

        Operating loss consists of net sales and rental income less costs of sales and operating expenses. We recognized an operating loss of $354,483 for the third quarter ended September 30, 2003, compared with $157,278 for the same period last year. This operating loss increase was partially the result of higher selling, general and administrative expenses incurred by RESALTA, related to the hiring in January 2003 of a full-time general manager to direct our sales/distribution operations. In addition, we incurred costs to lease the new trailer sales/storage facility beginning in January 2003, as we began to expand the RESALTA sales/distribution operations, increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, and focusing more attention on customer service. Also, in the third quarter ended September 30, 2003, we incurred additional legal and administrative expenses in connection with complying with legal and regulatory requirements of being a public company.

        For the nine months ended September 30, 2003, we recognized an operating loss of $899,483, compared with $553,543 for the same period last year. This operating loss increase resulted primarily from lower gross profits as we focused on lower-margin trailer sales versus operating leases, the hiring in January 2003 of the RESALTA full-time general manager, and the costs incurred to lease the new trailer sales/storage facility. In addition, the operating loss was affected by the additional legal and administrative expenses that were incurred in connection with complying with legal and regulatory requirements of being a public company.

        Net interest expense was $140,895 for the third quarter ended September 30, 2003, compared with $82,207 for the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred primarily to finance the additional trailer inventory of the RESALTA sales/distribution operations, as well as to fund the public offering costs.

        For the nine months ended September 30, 2003, net interest expense was $419,374, compared with $189,579 for the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred to finance the additional RESALTA trailer inventory, and to fund the public offering costs.

        Other expense was $23,943 for the third quarter ended September 30, 2003, compared with $14,873 for the same period last year. The foreign exchange losses incurred during the quarter ended September 30, 2003 were similar to those incurred the same period last year, because the Mexican peso weakened in relation to the U.S. dollar at a comparable rate during the same period of both years.

        For the nine months ended September 30, 2003, other expense was $76,196, compared with $80,490 for the same period last year. The foreign exchange losses incurred during the nine-month period ended September 30, 2003 increased slightly compared to those incurred last year, because the Mexican peso fluctuated more in 2003 in relation to the U.S. dollar, than it did in 2002. However, other expense incurred last year also included costs resulting from the purchase of the remaining shares of stock from the minority stockholder of RESALTA, giving CapSource 100% ownership interest in RESALTA. Consequently, other expense decreased in the nine months ended September 30, 2003 compared with the same period last year.

        Income taxes of $4,930 were accrued in the third quarter ended September 30, 2003, compared to $ 0 in the same period last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income. Prior to the fourth quarter ended December 31, 2002, we were exempt from this tax. For the nine months ended September 30, 2003, income taxes were $14,709, compared with $0 in the same period last year.

        We recognized a net loss of $524,251, or $0.06 per diluted share, for the third quarter ended September 30, 2003, compared with a net loss of $254,358, or $0.03 per diluted share, for the same period last year. For the nine months ended September 30, 2003, net loss was $1,409,762, $0.18 per diluted share, compared with $823,612, or $0.10 per diluted share, for the same period last year. The increases in the net losses were due primarily to higher operating expenses, as well as the increase in interest expense.

Liquidity and Capital Resources

        Our principal sources of liquidity are from borrowings, principally from our majority stockholder. In addition, through our initial public offering that concluded in July 2003, we added approximately $219,000 to equity. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, principally increasing sales by adding to equipment inventory on display, and increasing our lease/rental fleet.

        Net cash used in operating activities was $1,588,379 for the first nine months of 2003, compared with $540,850 for the prior-year nine-month period. Net operating cash used in the current period increased compared to the prior year due primarily to increases in the net loss, rents and other receivables, and inventory, which were offset partially by increased non-cash operating expenses, and increases in accounts payable and accrued expenses, and deposits and advance payments.

        For the nine months ended September 30, 2003, we acquired property and equipment of $88,198, as well as making a leasehold deposit of $15,254 to lease the new sales/distribution facility in Mexico City. The property acquisitions were offset by proceeds of $295,129 from disposals, all of which were equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $499,569, $0 and $178,297, respectively, for the nine months ended September 30, 2002. As a result, net cash provided by investing activities was $191,677 for the nine months ended September 30, 2003. This compares to net cash used in investing activities of $321,272 for the nine months ended September 30, 2002.

        During the nine months ended September 30, 2003, we received proceeds from the issuance of debt totaling $1,217,433. These proceeds were partially offset by repayments of debt totaling $100,581. In addition, we received proceeds of $609,593 from the sale of common stock, which were partially offset by offering costs of $182,016. As a result, net cash flow from financing activities for the nine months ended September 30, 2003 was $1,544,429.

        During the nine months ended September 30, 2002, we received proceeds from the issuance of debt totaling $768,698. In addition, we received proceeds of $51,000 from the sale of common stock. As a result, the net cash flow from financing activities for the nine months ended September 30, 2002 was $819,698.

        Subsequent to September 30, 2003, our chairman and majority stockholder converted $2,064,135 of outstanding debt and accrued interest into CapSource common stock. The debt converted comprised approximately 56% of our total outstanding debt as of the conversion date, October 21, 2003. It was made up of payable to shareholder of $2,064,135, less unaccreted discount of $291,593, for a net reduction in the outstanding payable to shareholder of $1,772,542

        Under an agreement between CapSource and Hyundai Precision America, Inc., we are obligated to meet certain requirements to purchase a minimum number of Hyundai trailer products during each of the first three years. To date, we have not met these requirements. Hyundai has chosen not to enforce the requirements. However, there is no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of the agreement. If Hyundai chooses to enforce the minimum purchase requirements, we could be required to purchase Hyundai trailers for which we may have no immediate need, or face the possible termination of the exclusivity of the Hyundai Agreement.

        As of September 30, 2003, we had committed to purchase additional trailers in 2003 from Hyundai for sale or lease, for which we had made partial advance payments. Under the terms of the commitment, we must pay Hyundai the balance of the purchase price of approximately $2,300,000, upon taking delivery of the trailers.

        On a long-term basis, liquidity is dependent on continuation and expansion of operations, the re-leasing and sale of equipment and the receipt of revenue as well as additional infusions of equity and debt capital. We believe that additional equity, including the recently completed public offering of our common stock, the anticipated conversion of stockholder debt to equity, as well as an increase in debt financing in the short term will allow us to implement the Hyundai-RESALTA business opportunity, increase our lease/rental fleet and pursue other business opportunities pursuant to our strategic plan. We believe this will result in substantially increased revenue and liquidity, allowing us to continue and to expand our operations over the next twelve months and in the long term. However, there can be no assurance that we will be able to obtain the additional equity or debt financing in the future.

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

      None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company conducted its initial public offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2002, and thereafter amended and supplemented by Amendment No. 1 to Form SB-2, Amendment No. 2 to Form SB-2, Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2, filed with the Securities and Exchange Commission on December 9, 2002, December 24, 2002, February 25, and July 17, 2003, respectively (the “Registration Statement” (File No. 333-100389). The offering was contingent upon a minimum number of shares being subscribed for. The minimum number of shares was subscribed for and the offering was closed on July 21, 2003. The proceeds of the offering, after offering expenses, were $218,982. These proceeds are being used for working capital to fund operations.

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
* Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
** Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

The Company did not file, nor was it required to file, any reports on Form 8-K during the third quarter ended September 30, 2003.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.
Date: November 14, 2003	By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director
Date: November 14, 2003	By:	/s/ Steven J. Kutcher

Steven J. Kutcher,
Chief Financial Officer