Form 10KSB/A
period 2002-12-31
CAPSOURCE FINANCIAL INC
filed 2003-12-08
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO. 2

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

Transitional Small Business Disclosure Format (check one):  YES ( )   NO (X)

We are hereby amending our Form 10-KSB for the fiscal year ended December 31, 2002 to include the Auditor's Report inadvertently omitted from the initial filing.


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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      EXHIBIT NO.                                     DESCRIPTION
      -----------                                     -----------
             *3.1   Articles of Incorporation
           *3.1.1   Articles of Amendment to the Articles of Incorporation (Name Change)
           *3.1.2   Articles of Amendment to the Articles of Incorporation (Authorized Capital)
             *3.2   By-laws
             *4.1   Specimen of Common Stock Certificate
             *5.1   Opinion of Rider, Bennett, Egan & Arundel LLP
            *10.1   Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
            *10.2   Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
            *10.3   Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
            *10.4   CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
            *10.5   Form of Warrant Agreement
            *10.6   Form of Certificate for Common Stock Purchase Warrants
            +10.7   Hyundai Distribution Agreement
            *10.8   12% Promissory Note dated June 4, 2001 in Favor of Randolph M. Pentel
            *10.9   9.25% Convertible Promissory Note dated December 31, 2001 in Favor of Randolph M. Pentel
           *10.10   12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
           *10.11   12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
           *10.12   Conzuelo Shareholder Agreement with Amendment
            *21.1   List of Subsidiaries
          ***31.1   Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***31.2   Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***32.1   Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          ***32.2   Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: December 4, 2003.


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


Dated: December 4, 2003.


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

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                   (With Independent Auditors' Report Thereon)


                                 C O N T E N T S

                                                                           Page
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report                                            F-1

    Consolidated balance sheets                                             F-2

    Consolidated statements of operations                                   F-3

    Consolidated statements of stockholders' equity (deficiency)            F-4

    Consolidated statements of cash flows                                   F-5

    Notes to consolidated financial statements                              F-6

[LOGO] KPMG
SUITE 2700
707 SEVENTEENTH STREET
DENVER, CO 80202


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and stockholders
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CapSource Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ KPMG LLP

Boulder, Colorado
January 31, 2003

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