Form 10KSB
period 2003-12-31
CAPSOURCE FINANCIAL INC
filed 2004-05-04
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for the fiscal year ended December 31, 2003 were $6,206,151.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 31, 2004 was approximately $746,000.

The Registrant had 9,790,999 shares of Common Stock outstanding as of March 31, 2004.

The following documents are incorporated by reference: Registrant's prospectus filed pursuant to Rule 424(b)(3) on April 7, 2003.

Transitional Small Business Disclosure Format (check one): YES ( )   NO (X)



                                                     TABLE OF CONTENTS


PART I................................................................................................................3
   Item 1.     Description of Business................................................................................3
   Item 2.     Description of Property................................................................................9
   Item 3.     Legal Proceedings......................................................................................9
   Item 4.     Submission of Matters to a Vote of Security Holders....................................................9
PART II..............................................................................................................10
   Item 5.     Market for Common Equity and Related Stockholder Matters..............................................10
   Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................13
   Item 7.     Financial Statements..................................................................................18
   Item 8.     Changes in and Disagreements with Accountants.........................................................18
PART III.............................................................................................................18
   Item 9.     Directors, Executive Officers, Promoters, Control Persons; Compliance With
               Section 16(a) of the Exchange Act.....................................................................19
   Item 10.    Executive Compensation................................................................................21
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........22
   Item 12.    Certain Relationships and Related Transactions........................................................23
   Item 13.    Exhibits and Reports on Form 8-K......................................................................24
   Item 14.    Controls and Procedures...............................................................................25

SIGNATURES...........................................................................................................26


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

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

         A holding company structure was adopted and the business's name was changed to CapSource Financial, Inc. to reflect our business strategy more accurately. Since that time, CapSource has operated independently from TMI and its subsidiary and Randolph Pentel has invested approximately $7.32 million of additional equity capital in the Company.

                                    BUSINESS
GENERAL

         CapSource is a holding company with two Mexican subsidiaries through which we engage in two principal lines of business: (1) through our subsidiary, REMEX, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment; and (2) through our subsidiary, RESALTA, we have an agreement with Hyundai Translead granting RESALTA the exclusive right to sell Hyundai truck trailers in Mexico. As is customary in Mexico, each operating company has an associated service company that employs all of the personnel who perform services for the primary operating company. The service company invoices the operating companies for the total personnel costs incurred on a monthly basis. This operating structure, which is common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities.

         REMEX, CapSource's wholly owned subsidiary, the successor to Mexican-American-Canadian Trailer Rentals' Mexican operations, operates as an equipment leasing company with headquarters in Mexico City. REMEX currently leases truck trailers and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2003, REMEX had 158 units in its lease/rental pool with an approximate aggregate cost of $2,700,000, of which 144 were on lease for a fleet utilization of 91%. All leases are operating leases, whereby we retain title to and ownership of the equipment.

         CapSource formed RESALTA in April 2001 as a majority owned subsidiary to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and related equipment in Mexico. Hyundai markets its products directly and through a network of dealers in the U.S. The signed agreement with CapSource represents Hyundai's initial entry into the Mexican market. CapSource and Hyundai are presently negotiating the extension of this agreement, which expires in November 2004.


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

         On November 27, 2002, President George W. Bush announced his decision to open U.S. highways to Mexican trucks beyond the 20-mile commercial border zones, which is the current limitation for Mexican trucks entering the United States. Motor carriers domiciled in Mexico operating in the United States will be subject to the same Federal and State laws, regulations and procedures, including safety regulations that apply to carriers domiciled in the United States. President Bush's decision complies with a provision of NAFTA. Mexican rigs currently transfer their cargo to U.S. trucks that carry the loads to points within the United States. In December 2002, a coalition of environmental, labor and trucking industry groups requested the 9th U.S. Circuit Court of Appeals to issue an emergency stay of President Bush's decision to open U.S. highways to Mexican trucks. On January 16, 2003, the 9th Circuit Court of Appeals ruled that the Bush administration violated federal environmental law by opening the border to Mexican-domiciled trucks without first reviewing possible environmental impacts. The Court held that the government must first complete an environmental impact statement under the National Environmental Policy Act and a conformity statement under the Clean Air Act before it can enact rules allowing Mexican trucks into the U.S. Accordingly, it is not known when, if ever, Mexican trucks will be allowed into the U.S., beyond the 20 mile commercial border zone.


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

         We have one customer who represents more than ten percent of REMEX's rental income. The loss of this significant customer would have a material adverse effect on our business. We can offer no assurance that this significant customer will continue to choose REMEX for its trailer rental needs.

         REMEX ASSET POOL. As of December 31, 2003, REMEX had 158 units in its lease/rental asset pool with an original cost of $2.70 million. Our utilization rate was 91%. Utilization is a key measure of a leasing company's operating performance. Based on in-house research, leasing company utilization in the U.S. generally falls in the range of 65-85%. REMEX's utilization historically has exceeded 90%.


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

         HYUNDAI AGREEMENT. The Hyundai Agreement is for a period of four years, expiring November 2004, and is renewable. CapSource and Hyundai are currently negotiating an extension to the Agreement. The initial Agreement required RESALTA to fulfill certain minimum annual purchase requirements as well as develop certain facilities to sell and service Hyundai products covered by the Agreement. To date, we have not met the purchase requirements and Hyundai has chosen not to enforce them. As part of the Agreement, Hyundai agrees that it will not designate any other dealers to compete with RESALTA in Mexico as well as pay RESALTA a per trailer fee should Hyundai sell directly in Mexico, except for a certain limited number of house accounts serviced directly by Hyundai.

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

         RESALTA completed its first sale in August 2001. The overall economic downturn, exacerbated by the tragic events of September 11, 2001, negatively impacted our entry into the Mexican market. After suffering sporadic sales in early 2002, our sales, revenue and earnings began to grow by the second half of that year. In the first quarter of 2003, as we focused our efforts on improving customer service and increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, we opened a new trailer sales facility in Mexico City, hiring a full-time general manager to direct the sales/distribution operations. Consequently, in 2003, all sales increased by 70% versus 2002.

   REMEX AND RESALTA SERVICE SUBSIDIARY. As is the custom in Mexico, REMEX and RESALTA share an associated service company. The assets reside in the primary operating subsidiaries, while the service company employs the employees. The sole purpose for the service company is to hire and retain the employees who provide the services. The service company has a service contract with the operating companies and invoices them for the total personnel costs incurred on a monthly basis. This operating structure, which is the common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities. The service company for REMEX and RESALTA is Opciones Integrales de Arrendamiento, S.A. de C.V. REMEX, RESALTA and their service company are located in Mexico City and are wholly owned by CapSource. However, because Mexican law requires that all Mexican companies have a Mexican shareholder, Lynch Grattan, our director of Mexican operations, holds one share each of REMEX, RESALTA and their service company to comply with Mexican law.

INVENTORY SUPPLY

    The effective management of trailer inventory is critical to CapSource's success. The Company's primary supplier is Hyundai Translead, which produces all of its trailers for distribution in North America, at its one large production facility in Tijuana, Mexico. In January 2004, the demand for additional trucking equipment in North America increased significantly. Hyundai, as well as most of the other North American trailer manufacturers, began to experience a backlog of orders for trailer production. As of April 4, 2004, we have experienced some delivery delays from Hyundai, causing some potential customers to seek alternative suppliers. This backlog could continue for the short-term, possibly slowing our growth in trailer sales during the second and third quarters of 2004. As of December 31, 2003, we had a good supply of inventory, as well as committed inventory from Hyundai, which we anticipate will reduce the impact of the production backlog on our sales volume in 2004. However, there is no assurance that this backlog will not continue over a longer period, possibly having a greater negative impact on our ability to increase trailer sales in Mexico.


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


EMPLOYEES

   At December 31, 2003, we had 12 full-time and no part-time employees. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition to our employees, we have exclusive contracts with several independent sales representatives to sell trailers and parts throughout Mexico.

REPORTS TO SECURITY HOLDERS:

   Prior to the filing of Form SB-2 in 2002, the Company had not filed any other reports with the Securities and Exchange Commission. The Company's Form 10-KSB for the fiscal year ended December 31, 2002 was required to be filed on or before March 31, 2003. The Company was delinquent in filing its Form 10-KSB for the fiscal year ended December 31, 2002 and is delinquent in filing this Form 10-KSB for the fiscal year ended December 31, 2003. The Company's Form 10-QSB for the three months ended March 31, 2003 and for the three months ended June 30, 2003 were required to be filed on or before May 15, 2003 and August 15, 2003, respectively. The Company was delinquent in filing both Form 10-QSBs. However, the delinquent Form 10-QSBs were filed on October 17, 2003 and October 16, 2003, respectively. The Company's Form 10-QSB for the three month period ended September 30, 2003 was timely filed on November 14, 2003. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov). The Company expects to deliver an annual report to security holders for the fiscal year ended December 31, 2003. CapSource will prospectively furnish to stockholders:

o an annual report containing financial information audited by our certified public accountants;
o unaudited financial statements for each quarter of the current fiscal year;
  and
o additional information concerning the business and operations of CapSource as deemed appropriate by the Board of Directors.

The Company also maintains an Internet website at www.capsource-financial.com.

ITEM 2. DESCRIPTION OF PROPERTY

   We sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 872 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302, under a renewable lease that will expire on May 31, 2004. Mr. Boethling is reimbursed in the approximate amount of $1,250 per month for the use of this space. We also reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,550. RESALTA leases a 32,000 square feet trailer sales/storage yard, along with approximately 3,400 square feet of commercial office space in Mexico City, from an unrelated third party, under a renewable lease expiring December 31, 2004, at a rental rate of approximately $7,100 per month. RESALTA also leases 689 square feet of commercial office space in Monterrey, Mexico from an unrelated third party under a renewable lease that will expire May 15, 2004, at a rental rate of approximately $650 per month. REMEX leases 1,432 square feet of commercial office space in Mexico City from an unrelated third party under a lease that expired February 28, 2004 at a rental rate of approximately $1,650 per month. This lease has been converted to a month-to-month rental agreement. During the second quarter of 2004, we intend to consolidate our Mexico City personnel into one location, moving the REMEX lease administration staff to the RESALTA sales facility. We believe that our facilities are adequate for our foreseeable needs in the United States. In Mexico, RESALTA needs additional sales facilities in selected locations throughout Mexico, in particular, a sales / service and trailer storage yard in Monterrey.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:
-------------------

         The Company currently is listed on the NASDAQ over-the-counter bulletin board (OTC:BB) under the trading symbol: CPSO. After concluding the initial public stock offering in 2003, the shares of Company stock began trading on January 5, 2004.

         There can be no assurance that an active public market for the common stock will be created, continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

Holders:
--------

         There were approximately 64 holders of record of the Company's common stock as of December 31, 2003.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                            Equity Compensation Plan Information
                                            ------------------------------------
                     Plan category                 Number of securities        Weighted average        Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                        exercise of          outstanding options,        future issuance
                                                   outstanding options,      warrants and rights
                                                    warrants and rights
                                                            (a)                      (b)                       (c)
        Equity compensation plans approved by                0                       N/A                     550,000
        security holders,  2001 Stock Option
        Plan

        Equity compensation plans not approved            879,834                   $1.45                      --
        by security holders,  Discretionary
        Warrants

        Total                                             879,834                   $1.45                    550,000


WARRANTS

         At December 31, 2003, we had outstanding warrants to purchase a total of 879,834 shares of common stock exercisable at prices ranging from $1.10 per share to $5.00 per share and expiring at varying times through December 31, 2008. Such warrants were issued in a number of financing transactions, in connection with consulting arrangements, underwriting agreements and as compensation to members of the Board of Directors. See "Director Compensation". The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair market value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

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

                                 NOTE FINANCING

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and the principal amounts due as of December 31, 2003:

                                         Principal
                                           Amount           Date          Rate       Convertible     Conversion Rate       Maturity
                                           ------           ----          ----       -----------     ---------------       --------
Patricia and Gary Dolphus                $  70,000        12/31/03         10%           No      Not Applicable             01/05/06

Patricia and Gary Dolphus                $  50,000        02/20/02         12%          Yes      25% discount to market     02/20/04

Frederick J. and Jean D. Huppert         $  50,000        04/16/02         11%          Yes      25% discount to market     02/01/05

Steven J. Kutcher,
(Custodian for Anthony J. Kutcher, UTMA) $  40,000        12/31/03         10%           No      Not Applicable             01/05/06

Steven J. Kutcher,
(Custodian for Nicole E. Kutcher, UTMA)  $  40,000        12/31/03         10%           No      Not Applicable             01/05/06

Irwin Pentel                             $ 192,000        12/31/03         10%           No      Not Applicable             01/05/06
Irwin Pentel                             $  50,000        06/17/01         11%          Yes      25% discount to market     06/17/05

Randy Pentel                             $ 100,000        12/31/03         10%           No      Not Applicable             01/05/05
Randy Pentel                             $ 100,000        12/31/01         10%          Yes      $1.00 per share            12/31/04

Marshall Bank                            $ 400,000        12/18/03        6.5%           No      Not Applicable             12/18/04

Church of the Risen Messiah (Credit line
up to $250,000 - interest accrued)       $ 250,000        12/31/03         10%           No      Not Applicable             01/05/05

Joyce L. Birch                           $ 504,000        12/31/03         10%           No      Not Applicable             01/05/05


TERMS OF THE NOTES. The notes bear interest at various rates ranging from 6.5% to 12%. Interest on the notes is payable monthly. The principal amount of each note is payable at maturity. The notes mature at various times between February 20, 2004 and January 5, 2006. No commissions were paid in connection with the sale of the notes. The proceeds from the sale of the notes were used to acquire inventory for RESALTA, increase the REMEX's lease/rental fleet and for general corporate purposes. The notes were not issued pursuant to an indenture and no trustee was retained to enforce any of the obligations represented by the notes.

RECENT SALES OF UNREGISTERED SECURITIES

During the past four years, we have sold the following securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"):

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

         19. In August 2002, CapSource issued 29,143 shares of common stock to Randolph M. Pentel in exchange for cash of $51,000.

         20. In October 2003, CapSource issued 1,461,680 shares of common stock to Randolph M. Pentel in connection with the conversion of notes in the amount of $2,064,133 made by Randolph M. Pentel.

         21. In October 2003, CapSource issued 42,971 shares of common stock to Steven E. Reichert in exchange for accrued compensation valued at $75,200.

         22. In October 2003, CapSource issued 60,971 shares of common stock to Fred C. Boethling in exchange for accrued compensation valued at $106,700.

         23. We have issued warrants to officers, directors and others from time to time, aggregating 879,834 shares, at exercise prices between $1.10 and $5.00. Some of the warrants were issued for board participation, some as compensation for services, and some as companion to convertible note offerings.

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

       FOREIGN EXCHANGE TRANSLATION. The financial statements of our Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense).

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

         LIQUIDITY. The Company concluded its public stock offering on July 3, 2003, selling 348,339 shares of common stock at $1.75 per share. Proceeds from the offering totaled $609,593, which was offset by offering costs of $390,611, resulting in the net increase in common stock and additional paid-in capital of $218,982. Since its inception, the Company has generated losses from operations, and as of December 31, 2003 had an accumulated deficit of $7,958,716, with working capital of $794,493.

         Subsequent to December 31, 2003, the Company's Chairman and largest stockholder loaned $290,000 to the Company through a short-term note, of which $260,000 has been repaid as of April 27, 2004.

         We are currently negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been finalized. In addition, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2005 if needed, by way of additional debt and / or equity contributions.

         We believe that the cash to be generated by operations, plus the cash expected to be received from a private debt placement, will provide us with sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company's Chairman.

GENERAL

         CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct our businesses through our operations of two wholly owned subsidiaries in Mexico.

         REMEX, our lease / rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This reduces our foreign exchange risk, transferring it to the lessees.

         RESALTA, our trailer sales/distribution company, has the exclusive right to distribute Hyundai truck trailers in Mexico. RESALTA began operations in 2001.


RESULTS OF OPERATIONS


PERFORMANCE IN 2003 COMPARED WITH 2002

         Consolidated net sales and rental income for the forth quarter ended December 31, 2003, increased 283% to $2,352,510 compared with $614,300 for the same period last year. This increase was driven by increased trailer sales, as we concentrated our working capital investments in trailer inventory and facilities to expand the RESALTA sales operations. In January 2003, we opened a new trailer sale and storage facility in Mexico City, increasing our visibility in the Mexican trailer market and improving our ability to respond more rapidly to our customers. The lease/rental income generated by the lease/rental subsidiary, REMEX, remained even with last year.

         For the year ended December 31, 2003, consolidated net sales and rental income increased 55% to $6,206,151, compared with $4,008,517 for the same period last year. As we began to establish our position in the trailer market in 2003, we increased our sales volume quarter-to-quarter, as well as compared to the same quarters of 2002. Our lease/rental income remained level with that of 2002, as we focused on increasing our trailer sales activities.

         Operating loss consists of net sales and rental income less costs of sales and operating expenses. We recognized an operating loss of $451,974 in the fourth quarter ended December 31, 2003, compared with $299,732 for the same period last year. This operating loss increase was partially the result of higher selling, general and administrative expenses incurred by RESALTA, related to the hiring in January 2003 of a full-time general manager to direct our sales/distribution operations. In addition, we incurred costs to lease the new trailer sales/storage facility beginning in January 2003, as we began to expand the RESALTA sales/distribution operations, increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, and focusing more attention on customer service. Also, in the fourth quarter ended December 31, 2003, we incurred some additional legal and administrative expenses, in connection with complying with legal and regulatory requirements of being a public company.

         For the year ended December 31, 2003, we recognized an operating loss of $1,351,457, compared with $853,275 for the same period last year. This increase in the operating loss resulted primarily from our focus on expanding our trailer sales operations; hiring the RESALTA full-time general manager and opening the new trailer sales/storage facility in Mexico City. In addition we incurred additional legal and administrative expenses in connection with complying with legal and regulatory requirements of being a public company.

         Net interest expense in the fourth quarter ended December 31, 2003 was $376,421, including a charge of $291,593, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock on October 21, 2003, prior to its maturity. Excluding the charge, the net interest expense in the fourth quarter ended December 31, 2003 was $84,828, compared with $111,822 for the same period last year. This decrease is associated with the lower debt levels in the fourth quarter of 2003, resulting from the conversion of the stockholder notes during the quarter.

         For the year ended December 31, 2003, net interest expense was $795,795, including the one-time charge of $291,593 for the unaccreted discount on the convertible stockholder note that was converted to common stock on October 21, 2003, prior to its maturity. Excluding the one-time charge, the net interest expense for the year ended December 31, 2003 was $504,202, compared with $301,401 for the same period last year. This increase is associated with the higher debt levels in 2003 that were incurred to finance the additional RESALTA trailer inventory, and to fund the prepaid public offering costs.

         Other expense was $12,111 for the fourth quarter ended December 31, 2003, compared with $5,766 in the same period last year. The foreign exchange losses incurred during the fourth quarter this year were not significantly different from those incurred the same period last year, because the Mexican peso weakened in relation to the U.S. dollar at a comparable rate during the same period of both years.

         For the year ended December 31, 2003, other expense was $88,307, compared with $86,256 for the same period last year. The foreign exchange losses incurred during the year ended December 31, 2003 increased slightly compared to those incurred last year, because the Mexican peso fluctuated more in 2003 in relation to the U.S. dollar, than it did in 2002. This fluctuation, both strengthening and weakening, caused us to incur more foreign exchange loss in 2003, than in the same period last year. However, other expense incurred last year also included costs resulting from the purchase of the remaining shares of stock from the minority stockholder of RESALTA, giving CapSource 100% ownership interest in RESALTA. Consequently, other expense incurred in the year ended December 31, 2003 was similar to the amounts incurred last year.

         Income taxes of $17,270 were recognized in the fourth quarter ended December 31, 2003, compared to $19,288 in the same period last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income. Prior to the fourth quarter ended December 31, 2002, we were exempt from this tax. For the year ended December 31, 2003, income taxes were $31,979, compared with $19,288 in the same period last year.

         We recognized a net loss of $857,776, or $0.09 per diluted share, for the fourth quarter ended December 31, 2003, compared with a net loss of $436,608, or $0.06 per diluted share, for the same period last year. For the year ended December 31, 2003, net loss was $2,267,538, $0.27 per diluted share, compared with $1,260,220, or $0.16 per diluted share, in the same period last year. The increases in the net losses were due to the higher operating expenses incurred in 2003 as we expanded our sales operations in Mexico, additional legal and administrative expenses related to the compliance with legal and regulatory requirements of being a public company, and the increase in interest expense.

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

         Net cash used in operating activities was $1,869,792 for the year ended December 31, 2003, compared with $1,150,082 for the prior year. Net operating cash used in 2003 increased compared to last year due to increases in the net loss, rents and other receivables, inventory and other assets, which were offset partially by non-cash operating expenses and increases in accounts payable and accrued expenses.

         For the year ended December 31, 2003, we acquired property and equipment of $93,458, and made a leasehold deposit of $15,254 to lease the new sales/distribution facility in Mexico City. The property acquisitions were offset by disposals of $373,732, substantially all of which were equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $864,394, $0 and $280,246, respectively, for the year ended December 31, 2003. As a result, net cash provided by investing activities was $265,020 for the year ended December 31, 2003, compared to net cash used in investing activities of $584,148 for the year ended December 31, 2002.

         During the year ended December 31, 2003, we received proceeds from the issuance of debt totaling $1,800,324. These proceeds were partially offset by repayments of debt totaling $590,756. In addition, we received proceeds of $609,693 from the sale of common stock and issuance of warrants to the underwriter, which were offset by offering costs of $182,016 incurred in 2003. As a result, net cash flow from financing activities for the year ended December 31, 2003 was $1,637,245.

         During the year ended December 31, 2002, we received proceeds from the issuance of debt totaling $1,695,066. In addition, we received proceeds of $51,000 from the sale of common stock. As a result, the net cash flow from financing activities for the year ended December 31, 2002 was $1,746,066.

         On October 21, 2003, our chairman and majority stockholder converted $2,064,133 of outstanding debt and accrued interest into CapSource common stock. The debt converted comprised approximately 56% of our total outstanding debt as of the conversion date.

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

         To date, our REMEX lease equipment portfolio has been financed largely with equity from CapSource. In order to achieve our growth objectives in our leasing operations, we believe that our financial structure needs to include various forms of borrowings, including both a short-term credit facility, commonly termed a warehouse credit facility, and long-term debt. We believe that the optimum debt-to-equity ratio for our leasing business is approximately 80% debt and 20% equity. RESALTA, the trailer sales/distribution subsidiary, requires two forms of financing - equity and a short-term credit facility commonly referred to as "floor plan" financing. Floor plan financing is similar to the warehouse credit facility being sought by REMEX, in that it is used to finance the purchase of inventory on an ongoing basis. However, in the case of floor plan financing, the facility is repaid through the sale of equipment rather than being replaced with long-term debt. The parent company has already provided for the initial equity funding. We currently are seeking floor plan financing.

         We expect that the proceeds to be received from the private placement of additional debt, in addition to cash expected to be generated from operations, will be adequate to provide for our cash requirements for the next twelve months. However, there is no assurance that any additional financing can be obtained for CapSource or its subsidiaries.

         Our strategy is to continue to expand operations through acquisitions and to achieve profitability. Future financing may result in dilution to holders of common stock. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with us, will be provided from the proceeds of future debt offerings and additional stock offerings. However, there can be no assurance that suitable acquisition candidates will be identified by us in the future, that suitable financing for any such acquisitions can be obtained by us or that any such acquisitions will occur. Following the completion of our public offering, we are now incurring additional expenses due to being a public company. Our growth strategy will require expanded support, increased personnel throughout our business, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

         In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2003, we had no material commitments to purchase capital assets. However, we have a commitment to purchase an additional 138 trailers from Hyundai, during 2004. Under the terms of our agreement with Hyundai, we are obligated to meet certain requirements to purchase a minimum number of Hyundai trailer products for each of the first three years. As a consequence of the economic slowdown and the tragic events of September 11, to date we have not met these requirements. Hyundai has chosen not to enforce the requirements thus far. We believe that Hyundai is satisfied with our performance under the circumstances, and that it would not be in Hyundai's best interest to alter the current arrangements. However, we can give no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of our agreement. If Hyundai chooses to enforce the minimum purchase requirements of its existing agreement with us, we could be required to purchase Hyundai trailers for which we have no immediate need or face the possible termination of the exclusivity of the Hyundai Agreement.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have not been any changes in or disagreements with accountants during the fiscal year ended December 31, 2003.

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

        NAME           AGE                 POSITION WITH CAPSOURCE
        ----           ---                 -----------------------

Fred C. Boethling      58   President, Chief Executive Officer and Director
Steven Reichert        55   Vice President, General Counsel and Director
Steven J. Kutcher      51   Vice President, Chief Financial Officer and Director
Lynch Grattan          53   Director
Randolph M. Pentel     45   Director


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

         Mr. Grattan is responsible for the overall management of REMEX and RESALTA. He has substantial experience with Mexican development banks and other financial institutions. In addition, he has been involved with various privatization efforts in Mexico. While he was born in the U.S., Mr. Grattan has spent much of his life in Mexico. He has been a resident of Mexico City for the past 18 years. He brings to us a thorough understanding of the Mexican business culture, a broad base of contacts among Mexican and multi-national business leaders domiciled in Mexico and a familiarity with Mexican government departments and agencies. Prior to joining REMEX, from 1995 to 1997, Mr. Grattan was a Partner with Palmer Associates, S.C., a risk management and consulting firm based in Mexico City. Beginning in 1992, Mr. Grattan provided agribusiness-consulting services to a wide range of clients. Also, in 1992, Mr. Grattan organized the agribusiness division of FINBEST, S.C., a small Mexican merchant banking firm. While he is no longer active in the firm, he remains a Partner. While he is employed full time at REMEX and RESALTA, he is widely respected in the agribusiness sector and is called upon from time to time for public speaking engagements. REMEX encourages this practice as it helps build relationships that are essential to doing business in Mexico. From 1987 to 1992, he represented ConAgra International, Inc. in Mexico. He opened and served as Director of the Con-Agra Offices in Mexico City, where his primary responsibility was the formation of export/import joint ventures. From 1982 to 1987, Mr. Grattan was Marketing and Sales Manager for the Protein Technologies division of Ralston Purina Company. He organized, staffed, trained and directed the national sales force for Isolated Soy Protein Products in Mexico. From 1975 to 1981, Mr. Grattan was employed by Purina S.A. de C.V., the Mexican subsidiary of Ralston Purina Company, first as District Manager and later as National Products Manager. Mr. Grattan is a member of numerous Mexican civic and business organizations. He is active in the American Chamber of Commerce in Mexico City, the largest Chamber of Commerce outside the U.S. He has won several awards from the Chamber and is currently Vice Chairman of the Agribusiness Committee. He holds a Bachelors Degree in Agricultural Engineering from Texas Tech University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has failed to timely file a report under Section 16(a) during 2003.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Beginning in 1999, each year we granted employee members of the Board of Directors for their services on the Board, warrants to purchase 25,000 shares of common stock at prices determined to be fair value at the time of grant. We also granted non-employee members of the Board of Directors for their services on the Board, warrants to purchase 50,000 shares of common stock at prices determined to be fair value at the time of grant, and a $500 fee per meeting attended. All warrants vested immediately and expire five years from the date of grant.

EXECUTIVE COMPENSATION

         Our Board of Directors determines executive compensation. The following table provides certain information regarding compensation earned by or paid to our Chief Executive Officer, Vice President/General Counsel and Vice President/Chief Financial officer during each of the past three years. No other executive officers received compensation in excess of $100,000 during the most recent fiscal year.

                                                 CapSource Financial, Inc.
                                                 Summary Compensation Table
                                                 --------------------------
                                                       As of 12/31/03

                                        Annual Compensation                         Long Term Compensation
Name and              Fiscal Year    --------------------------     Consulting      Securities Underlying
Principal Position   Compensation       Salary         Bonus           Fees                Warrants           All Other (10)
------------------   ------------    ------------   -----------     ------------    -----------------------   --------------
Fred C. Boethling        2001           $96,000                                             25,000 (7)             $2,874
CEO &                    2002          $123,000 (1)                                         25,000 (7)             $2,318
President                2003          $133,800 (2)  $50,000(8)                             25,000 (7)             $2,569

Steven E. Reichert       2001           $96,000                                             25,000 (7)             $2,874
Vice President &         2002          $108,000 (3)                                         25,000 (7)             $2,318
General Counsel          2003          $112,800 (4)  $50,000(8)                             25,000 (7)             $2,569

Steven J. Kutcher        2001                                        $94,048 (6)            20,000 (8)
CFO &                    2002           $64,000 (5)                  $50,269 (6)            25,000 (7)             $2,318
Vice President           2003          $128,000                                             25,000 (7)             $2,569


 (1) Includes $24,300 of compensation earned but not paid in 2002, paid by CapSource common stock issued in October 2003.
 (2) Includes $32,400 of compensation earned in 2003, paid by CapSource common stock issued in October 2003.
 (3) Includes $10,800 of compensation earned but not paid in 2002, paid by CapSource common stock issued in October 2003.
 (4) Includes $14,400 of compensation earned in 2003, paid by CapSource common stock issued in October 2003.
 (5) Represents six months of salary. Employment commenced July 1, 2002.
 (6) Executive provided independent consulting services to the Company prior to being employed as CFO effective July 1, 2002.
 (7) Warrants granted to the executive in his capacity as a director.
 (8) Warrants granted to the executive in lieu of consulting fees.
 (9) Incentive for completion of initial public stock offering, granted under 2000 employment agreement; paid by CapSource common stock issued in October 2003.
(10) Represents executive's individual share of executive compensation pool, which consists of 1.5% of REMEX's lease revenue for the fiscal year.

EMPLOYMENT AGREEMENTS

         On December 10, 2000 we entered into employment agreements with Mr. Boethling, Mr. Reichert and Mr. Grattan. Those agreements provide that we will employ Mr. Boethling, Mr. Reichert and Mr. Grattan for a period ending two years after we give written notice of our intention to terminate either Mr. Boethling, Mr. Reichert or Mr. Grattan or until they turn 65 years of age, whichever is earlier. The contracts provide for an annual minimum base salary of $96,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company, and the executive's option to receive up to 25% of his base salary in common stock on the basis of one (1) share of common stock for each $1.00 of base salary so designated. Salary accrued in 2002 and 2003 for Mr. Boethling and Mr. Reichert in the amounts $56,700 and $25,200, respectively, was paid by CapSource common stock issued in October 2003, in lieu of cash payment. The employment may be terminated for cause or breach of the contract after opportunity to cure.

STOCK OPTIONS, WARRANTS

         No options were granted to the named executive officers during 2003. Except for warrants for participating on the Board in 2003, no warrants were granted to the named executive officers, and no warrants were exercised by the named executive officers during 2003.

         The following table summarizes the aggregate value of the warrants to which the named executive was entitled at December 31, 2003 by the executive officers named in the Summary Compensation Table.

                                                               Year-End Values

                                      Number of Securities Underlying                  Value of Unexercised
                                          Unexercised Warrants at                    In-the-Money Warrants at
                                                 Year-End                                  Year-End (2)
Name                                   Exercisable      Unexercisable              Exercisable      Unexercisable
----                                   -----------      -------------              -----------      -------------
Fred C. Boethling                        125,000(1)          --                     $43,750              --
Steven Reichert                          125,000(1)          --                     $43,750              --
Steven Kutcher                            70,000(1)          --                     $13,000              --


---------------------------------
(1) These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director.
(2) Based on an estimated market price of $1.75 per share


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (5% or greater).
--------------------------------------------------------------------

The following table presents information provided to us about the beneficial ownership of common stock as of December 31, 2003, by persons known to us to hold 5% or more of our stock.

                                                                          Number of Shares                      Percent of
Name and Address of Beneficial Owner(1)                                 Beneficially Owned                       Shares
------------------------------------                                    ------------------                       ------

Randolph Pentel(2)................................................            9,089,200                           85.2%


------------------------
(1) The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2) Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.


(b) Security ownership of management.
-------------------------------------

The following table presents information provided to us as to the beneficial ownership of Common Stock as of December 31, 2003, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

                                                                          Number of Shares                      Percent of
Name and Address of Beneficial Owner (1)                                Beneficially Owned                          Shares
----------------------------------------                                ------------------                          ------
Fred C. Boethling (2).............................................                 457,730                            4.3%
Steven Reichert (3)...............................................                 436,730                            4.1%
Randolph Pentel (4)...............................................               9,089,200                           85.2%
Lynch Grattan (5).................................................                 125,000                            1.2%
Steven Kutcher (6)................................................                  76,000                             .7%
                                                                                ----------                          -----
All directors and officers and as a group (5 persons) (7)............           10,184,660                           95.4%
                                                                                ==========                          =====


(1) The addresses of all the named individuals are c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(3) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(4) Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(5) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(6) Includes 70,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(7) Includes 820,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

The following table presents information about all share and warrant acquisitions by current directors and officers.


Name                    # of Shares  Purchase Price   # of Warrants   Exercise Price    Type of Consideration         Issue Date
----                    -----------  --------------   -------------   --------------    ---------------------         ----------
Fred C. Boethling         1,250        $    6,250                                       Consulting services           08/19/1996
                        132,366        $    6,169                                       Consulting services           12/01/1998
                        134,643        $    6,169                                       Consulting services           06/11/1999
                          3,500        $    6,125                                       Cash                          07/03/2003
                         60,971        $  106,700                                       Compensation                  10/21/2003
                                                          25,000          $1.10         1999 board participation      06/21/1999
                                                          25,000          $1.10         2000 board participation      12/31/2000
                                                          25,000          $1.30         2001 board participation      04/01/2002
                                                          25,000          $1.75         2002 board participation      12/31/2002
                                                          25,000          $1.75         2003 board participation      12/31/2003

Steven E. Reichert        1,250        $    6,250                                       Consulting services           08/19/1996
                        132,366        $    6,169                                       Consulting services           12/01/1998
                        134,643        $    6,169                                       Consulting services           06/11/1999
                            500        $      875                                       Cash                          07/03/2003
                         42,971        $   75,200                                       Compensation                  10/21/2003
                                                          25,000          $1.10         1999 board participation      06/21/1999
                                                          25,000          $1.10         2000 board participation      12/31/2000
                                                          25,000          $1.30         2001 board participation      04/01/2002
                                                          25,000          $1.75         2002 board participation      12/31/2002
                                                          25,000          $1.75         2003 board participation      12/31/2003


Randolph M. Pentel         89,995      $  449,975                                       Initial cash investment       08/19/1996
                        4,266,684      $2,133,341                                       Conversion of debt            06/11/1999
                           22,000      $   22,000                                       Cash contribution             11/03/1999
                           65,150      $   65,150                                       Cash contribution             01/27/2000
                           40,978      $   20,489                                       Travel services               01/27/2000
                        1,409,637      $1,409,637                                       Conversion of debt            12/31/2000
                          300,000      $  300,000                                       Cash contribution             12/31/2000
                          168,280      $  168,280                                       Cash contribution             01/09/2001
                          867,653      $  867,653                                       Conversion of debt            06/03/2002
                           29,143      $   51,000                                       Cash contribution             08/02/2002
                            3,000      $    5,250                                       Cash                          07/03/2003
                        1,461,680      $2,064,133                                       Conversion of debt            10/21/2003
                                                          50,000          $1.10         1999 board participation      06/21/1999
                                                          50,000          $1.10         2000 board participation      12/31/2000
                                                         125,000          $1.10         Compensation for services     07/01/2001
                                                          50,000          $1.30         2001 board participation      04/01/2002
                                                          50,000          $1.75         2002 board participation      12/31/2002
                                                          50,000          $1.75         2003 board participation      12/31/2003

Lynch Grattan                                             25,000          $1.10         1999 board participation      06/21/1999
                                                          25,000          $1.10         2000 board participation      12/31/2000
                                                          25,000          $1.30         2001 board participation      04/01/2002
                                                          25,000          $1.75         2002 board participation      12/31/2002
                                                          25,000          $1.75         2003 board participation      12/31/2003

Steven Kutcher            6,000        $   10,500                                       Cash                          07/03/2003
                                                          20,000          $1.10         Compensation for services     06/01/2001
                                                          25,000          $1.75         2002 board participation      12/31/2002
                                                          25,000          $1.75         2003 board participation      12/31/2003



(c) Changes in control.
-----------------------

         As of December 31, 2003 there are no arrangements, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PURCHASES OF OUR COMMON STOCK

         On July 3, 2003, Randolph Pentel purchased 3,000 shares of our common stock at $1.75 per share.

         On October 31, 2003, Randolph Pentel, a director, converted $2,064,133 notes payable and convertible notes payable to him, into 1,461,680 shares of our common stock: $1,405,724 of non-convertible notes were converted into 803,271 shares at a conversion price of $1.75 per share. $658,409 of convertible notes were converted into 658,409 shares at a conversion price of $1.00 per share.

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

APPOINTMENT OF INDEPENDENT DIRECTORS AND AMENDMENT OF BYLAWS

         We continue to use our best efforts to appoint two independent directors. An independent director shall be a member of our board of directors who: (1) is not an officer or employee of us or our subsidiaries and has not been an officer or employee within the last two years; (2) is not a promoter who organized or founded us or holds five percent or more of any class of our equity securities; and (3) does not have a material business or professional relationship with us. We expect to amend our Bylaws with respect to the appointment of at least two independent directors and the approval by those independent directors of any future material transactions, loans or forgiveness of loans.

FUTURE MATERIAL TRANSACTIONS AND LOANS

         All future material transactions and loans will be made or entered into on terms that are not less favorable to us than those that can be obtained from unaffiliated third parties. All future material transactions and loans, and any forgiveness of loans, must be approved by majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to us or to independent legal counsel. We do not have any independent directors now. We continue to use our best efforts to recruit at least two independent directors.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

          EXHIBIT NO.                      DESCRIPTION
          -----------                      -----------
             *3.1          Articles of Incorporation
           *3.1.1          Articles of Amendment to the Articles of Incorporation (Name Change)
           *3.1.2          Articles of Amendment to the Articles of Incorporation (Authorized Capital)
             *3.2          By-laws
             *4.1          Specimen of Common Stock Certificate
             *5.1          Opinion of Rider, Bennett, Egan & Arundel LLP
            *10.1          Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
            *10.2          Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
            *10.3          Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
            *10.4          CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
            *10.5          Form of Warrant Agreement
            *10.6          Form of Certificate for Common Stock Purchase Warrants
            +10.7          Hyundai Distribution Agreement
            *10.8          12% Promissory Note dated June 4, 2001 in Favor of Randolph M. Pentel
            *10.9          9.25% Convertible Promissory Note dated December 31, 2001 in Favor of Randolph M. Pentel
           *10.10          12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for
                           Anthony J. Kutcher, UTMA
           *10.11          12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for
                           Nicole E. Kutcher, UTMA
           *10.12          Conzuelo Shareholder Agreement with Amendment
          ***11.1          Statement Regarding Computation of Per Share Earnings
            *21.1          List of Subsidiaries
          ***24.1          Opinion of KPMG LLP
          ***31.1          Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***31.2          Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          ***32.1          Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          ***32.2          Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




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

           The Company did file on October 23, 2003 a report on Form 8-K regarding conversion of debt and compensation to common stock.

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

Dated: May 4, 2004.


                                 CAPSOURCE FINANCIAL, INC.



                                 By:    /s/ Fred C. Boethling
                                        ----------------------------------------
                                        Fred C. Boethling,
                                        President, Chief Executive Officer
                                        and Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: May 4, 2004.


          Signature                          Title
          ---------                          -----


    /s/ Fred C. Boethling
    ---------------------
    Fred C. Boethling            President, Chief Executive Officer and Director


    /s/ Steven E. Reichert
    ----------------------
    Steven E. Reichert           Vice President, General Counsel and Director


    /s/ Steven J. Kutcher
    ---------------------
    Steven J. Kutcher            Vice President, Chief Financial Officer
                                    and Director


    /s/ Randolph M. Pentel
    ----------------------
    Randolph M. Pentel           Director


    /s/ Lynch Grattan
    -----------------
    Lynch Grattan                Director

               SUPPLEMENTAL INFORMATION FURNISHED WITH FORM 10KSB



No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10-KSB. The Company does expect that proxy materials will be furnished to security holders subsequent to the filing of this Form 10-KSB approximately during the third week of May. The Company shall furnish copies of any such proxy materials to the Commission prior to the time it is sent to security holders.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                   (With Independent Auditors' Report Thereon)




                                                      C O N T E N T S


                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                               F - 1

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                            F - 2

    Consolidated statements of operations                                  F - 3

    Consolidated statements of stockholders' equity                        F - 4

    Consolidated statements of cash flows                                  F - 5

    Notes to consolidated financial statements                             F - 6

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CapSource Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ KPMG LLP


Denver, Colorado
April 27, 2004

                                       CAPSOURCE FINANCIAL, INC.
                                            AND SUBSIDIARIES
                                      Consolidated Balance Sheets

                                                                                 DECEMBER 31,
                                                                            --------------------------
                                                                               2003           2002
                                                                            -----------    -----------
                     ASSETS
     Current assets:
        Cash and cash equivalents                                           $   150,925        118,452
        Rents and accounts receivable, net of allowance for doubtful
           accounts of $124,000 and $92,000 in 2003 and 2002, respectively      369,701        346,761
        Mexican value added taxes receivable                                    255,299        205,086
        Inventory                                                             1,032,390        263,306
        Advances to vendors                                                     287,540        325,930
        Prepaid public offering costs                                              --          208,595
        Prepaid insurance and other current assets                               69,071         15,568
                                                                            -----------    -----------
                Total current assets                                          2,164,926      1,483,698

     Property and equipment, net                                              1,903,175      2,508,548

     Other assets                                                                99,549         45,693
                                                                            -----------    -----------
                Total assets                                                $ 4,167,650      4,037,939
                                                                            ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable and accrued expenses                               $   773,909        450,427
        Deposits and advance payments                                            95,030        126,929
        Notes payable                                                           400,926        758,586
        Convertible notes payable, net of discount                               49,162        369,624
        Payable to stockholder                                                   51,406        660,070
                                                                            -----------    -----------
                Total current liabilities                                     1,370,433      2,365,636
                                                                            -----------    -----------

     Long-term liabilities:
        Notes payable                                                         1,096,000           --
        Convertible notes payable, net of discount and current portion           84,106        114,762
        Payable to stockholder, net of discount                                 100,000        238,007
                                                                            -----------    -----------
                Total long-term liabilities                                   1,280,106        352,769
                                                                            -----------    -----------

     Stockholders' equity:
        Common stock, $.01 par value. Authorized 100,000,000 shares;
           issued and outstanding 9,790,999 and 7,877,038 shares in
           2003 and 2002, respectively                                           97,910         78,770
        Additional paid-in capital                                            9,377,917      6,931,942
        Accumulated deficit                                                  (7,958,716)    (5,691,178)
                                                                            -----------    -----------
                Total stockholders' equity                                    1,517,111      1,319,534
                                                                            -----------    -----------
                Total liabilities and stockholders' equity                  $ 4,167,650      4,037,939
                                                                            ===========    ===========

     See accompanying notes to consolidated financial statements

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                        YEARS ENDED DECEMBER 31,
                                                       --------------------------
                                                          2003           2002
                                                       -----------    -----------
     Sales                                             $ 5,341,901      3,123,387
     Rental income from operating leases                   685,227        716,639
     Other                                                 179,023        168,491
                                                       -----------    -----------
                  Total revenue                          6,206,151      4,008,517
                                                       -----------    -----------

     Costs and expenses:
        Direct costs of sales                            5,090,050      3,040,560
        Depreciation and direct costs of trailers
                   under operating leases                  490,176        424,401
        Selling, general and administrative expenses     1,977,382      1,396,831
                                                       -----------    -----------

                  Total operating expenses               7,557,608      4,861,792
                                                       -----------    -----------

                  Operating loss                        (1,351,457)      (853,275)
                                                       -----------    -----------

     Other income (expense):
        Interest expense                                  (795,795)      (301,401)
        Foreign exchange gains (losses), net               (88,307)       (55,554)
        Other, net                                            --          (30,702)
                                                       -----------    -----------

                  Total other income (expense), net       (884,102)      (387,657)
                                                       -----------    -----------

                  Loss before income taxes              (2,235,559)    (1,240,932)

     Income taxes                                          (31,979)       (19,288)
                                                       -----------    -----------

                  Net loss                             $(2,267,538)    (1,260,220)
                                                       ===========    ===========

     Net loss per basic and diluted share              $     (0.27)         (0.16)
                                                       ===========    ===========

     Weighted-average number of shares
                   outstanding, basic and diluted        8,337,143      7,853,253
                                                       ===========    ===========


     See accompanying notes to consolidated financial statements.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2003 and 2002


                                                   COMMON STOCK                        ADDITIONAL        TOTAL
                                                   ------------          PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                               SHARES       AMOUNT       CAPITAL         DEFICIT         EQUITY
                                            -----------   -----------   -----------    -----------    -----------
     Balance at December 31, 2001             7,832,895   $    78,329   $ 6,285,008    $(4,430,958)   $ 1,932,379

     Discount on convertible notes
       payable and payable to
       stockholder from beneficial
       conversion option                           --            --         570,125           --          570,125
     Common stock issued for cash                29,143           291        50,709           --           51,000
     Common stock issued for
       acquisition of remaining 20%
       minority interest in RESALTA              15,000           150        26,100           --           26,250
     Net loss                                      --            --            --       (1,260,220)    (1,260,220)
                                            -----------   -----------   -----------    -----------    -----------

     Balance at December 31, 2002             7,877,038        78,770     6,931,942     (5,691,178)     1,319,534

     Common stock issued for cash               348,339         3,484       606,109           --          609,593
     Offering costs                                --            --        (433,005)          --         (433,005)
     Conversion of payable to
       stockholder into common stock          1,461,680        14,617     2,049,516           --        2,064,133
     Stock-based compensation                   103,942         1,039       180,861           --          181,900
     Warrants issued for services                  --            --          42,494           --           42,494
     Net loss                                      --            --            --       (2,267,538)    (2,267,538)
                                            -----------   -----------   -----------    -----------    -----------

     Balance at December 31, 2003             9,790,999   $    97,910   $ 9,377,917    $(7,958,716)   $ 1,517,111
                                            ===========   ===========   ===========    ===========    ===========

     See accompanying notes to consolidated financial statements

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                                                                YEARS ENDED DECEMBER 31,
                                                                               --------------------------
                                                                                  2003           2002
                                                                               -----------    -----------
     Cash flows from operating activities:
        Net loss                                                               $(2,267,538)    (1,260,220)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
              Provision for doubtful accounts                                       32,358         12,547
              Depreciation                                                         325,099        286,508
              Accretion of discount on convertible notes payable
                 and payable to stockholder                                        203,523        119,477
              Accretion of discount on payable to stockholder
                 converted to equity prior to maturity                             291,593           --
              Stock-based compensation                                             181,900           --
              Issuance of common stock to acquire minority interest                   --           26,250
              Changes in operating assets and liabilities:
                 Rents and other receivables                                      (105,511)         7,090
                 Inventory                                                        (769,084)        91,632
                 Other current assets                                              (15,113)      (511,857)
                 Accounts payable and accrued expenses                             323,482         52,399
                 Deposits and advance payments                                     (31,899)        58,836
                 Other assets                                                      (38,602)       (32,744)
                                                                               -----------    -----------
                          Net cash used in operating activities                 (1,869,792)    (1,150,082)
                                                                               -----------    -----------

     Cash flows from investing activities:
        Purchase of property and equipment                                         (93,458)      (864,394)
        Proceeds from disposition of property and equipment                        373,732        280,246
        Deposits and other assets                                                  (15,254)          --
                                                                               -----------    -----------
                          Net cash provided by (used in) investing activities      265,020       (584,148)
                                                                               -----------    -----------

     Cash flows from financing activities:
        Proceeds from payable to stockholder                                     1,279,631        784,092
        Proceeds from notes payable                                                520,693        758,586
        Proceeds from convertible notes payable                                       --          152,388
        Reduction in payable to stockhoder                                        (318,570)          --
        Reduction in notes payable and convertible notes payable                  (272,186)          --
        Proceeds from sales of common stock                                        609,593         51,000
        Proceeds from warrants issued to underwriter                                   100           --
        Offering costs                                                            (182,016)          --
                                                                               -----------    -----------
                          Net cash provided by financing activities              1,637,245      1,746,066
                                                                               -----------    -----------


                          Net increase in cash and cash equivalents                 32,473         11,836

     Cash and cash equivalents, beginning of the year                              118,452        106,616
                                                                               -----------    -----------

     Cash and cash equivalents, end of the year                                $   150,925        118,452
                                                                               ===========    ===========

     Supplemental cash flow information:
           Cash paid for interest                                              $   180,538         86,708
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      NATURE OF OPERATIONS

                  CapSource Financial, Inc. (CapSource or the Company) is a Colorado corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that leases and rents a fleet of dry van and flatbed truck trailers through operating leases in Mexico through its wholly owned Mexican subsidiaries, Rentas y Remolques de Mexico, S.A. de C.V. and Opciones Integrales de Arrendamiento S.A. de C.V., collectively, REMEX. In addition, CapSource sells and distributes dry van and refrigerated trailers through its wholly owned subsidiary Remolques y Sistemas Aliados de Transportacion, S.A. de C.V., RESALTA. The Company operates in one segment, the leasing and selling of trailers, and all operations are in Mexico.

         (b)      USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include depreciation rates, allowance for impairment of equipment, residual values of operating leases / leased equipment, allowance for doubtful accounts, income tax valuation allowance and the fair value of beneficial conversion features. Actual results could differ significantly from those estimates.

         (c)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of CapSource Financial, Inc. (CapSource or the Company) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (d)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less.

         (e)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of past-due accounts deemed to be improbable as to their collection. In addition, a general allowance is provided for all other past-due accounts, based on account aging. Past-due accounts are charged-off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts. For the years ended
                  December 31, 2003 and 2002, the allowance was increased by $32,000 and $12,500, respectively. No accounts were charged-off against the allowance during either year.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


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

         (h)      RECOGNITION OF REVENUE FROM EQUIPMENT SALES

                  Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is probable.

         (i)      EQUIPMENT LEASING

                  LEASE ACCOUNTING - The Company's leases are classified as operating leases for all of the Company's leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.

                  Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs
                  (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other changes in future periods.

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

         (k)      INCOME TAXES

                  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to the extent that management cannot conclude that realization of deferred tax assets is more likely than not.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         (l)      EARNINGS (LOSS) PER SHARE

                  The following summarizes the weighted-average common shares issued and outstanding for the years ended December 31, 2003 and 2002:

                                                                           2003          2002
                                                                         ---------     ---------
                    Common and common equivalent shares outstanding:

                         Historical common equivalent                    7,877,038     7,832,895

                         Weighted average common shares
                            issued during the year                         460,105        20,358
                                                                         ---------     ---------

                         Weighted average common shares
                            outstanding - basic and diluted              8,337,143     7,853,253
                                                                         =========     =========

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

                  Warrants to purchase 879,834 and 715,000 common shares as of December 31, 2003 and 2002, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company's net losses.

         (m)      COMPREHENSIVE INCOME (LOSS)

                  Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

         (n)      ALLOWANCE FOR IMPAIRMENT

                  An allowance for impairment is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset's value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed annually to determine the adequacy of the allowance for losses.

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

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


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

         (p)      BENEFICIAL CONVERSION OPTION

                  In connection with the issuance of debt instruments, the company granted the holders the option to convert the debt into equity of the Company at amounts less than the current fair value of its common stock at the date of the transaction. In calculating the fair value of these beneficial conversions, the Company estimated the fair value of the Company's stock based on current results, budgeted performance, and actual or proposed transactions involving the Company's stock.

         (q)      STOCK-BASED COMPENSATION

                  The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB Opinion No. 25), and related interpretations. The Company applies the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

                  The following table summarizes information as to reported results under the intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for each of the two years in the period ended December 31, 2003:

                                                                         Year ended December 31,
                                                                       --------------------------
                                                                          2003           2002
                                                                       -----------    -----------

                  Net loss, as reported                                $(2,267,538)    (1,260,220)
                  Deduct: SFAS No. 123 pro forma compensation expense     (209,000)       (33,000)
                                                                       -----------    -----------

                  Net loss, pro forma                                  $(2,476,538)    (1,293,220)
                                                                       ===========    ===========

                  Loss per share, pro forma                            $     (0.30)         (0.16)
                  Loss per share, as reported                                (0.27)         (0.16)
                                                                       ===========    ===========

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


                  The fair value per share of the warrants granted in 2003 and 2002 were $1.39 and $0.22, respectively. These fair values were estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                      Year ended December 31,
                                                      -----------------------
                                                       2003            2002
                                                      -------        --------

                  Risk-free interest rate               2.49%          2.74%
                  Expected life                       5 years        5 years
                  Expected volatility                  110.0%         0.001%
                  Expected dividend yield                0.0%           0.0%

(2)    PUBLIC OFFERING

       The Company concluded its public stock offering on July 3, 2003, selling 348,339 shares of common stock at $1.75 per share. Proceeds from the offering totaled $609,593, which was offset by offering costs of $433,005, resulting in the net increase to common stock and additional paid-in capital of $176,588.

(3)    LIQUIDITY

       Since its inception, the Company has generated losses from operations, and as of December 31, 2003, had an accumulated deficit of $7,958,716, with working capital of $794,493. Subsequent to December 31, 2003, the Company's Chairman and largest stockholder loaned $290,000 to the Company through a short-term note, of which $260,000 was repaid as of April 27, 2004.

       The Company currently is negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been finalized. In addition, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2005 if needed, by way of additional debt and / or equity contributions.

       Company management believes that the cash on hand at December 31, 2003, together with cash expected to be received from a private placement of debt in 2004 and cash expected to be generated from operations, will provide sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company's Chairman.

(4)    PROPERTY AND EQUIPMENT

       At December 31, 2003 and 2002, equipment consists of the following:

                                                2003           2002
                                            -----------    -----------

       Trailer and semi-trailer equipment   $ 2,698,130      3,349,319
       Vehicles                                  43,756         38,635
       Furniture and computer equipment         126,525         87,214
                                            -----------    -----------

                                              2,868,411      3,475,168
       Less accumulated depreciation           (965,236)      (966,620)
                                            -----------    -----------

                                            $ 1,903,175      2,508,548
                                            ===========    ===========

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


(5)    FUTURE MINIMUM RENTAL INCOME

       Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2003 are as follows:

       Year ending December 31:

               2004                            $   553,368
               2005                                526,878
               2006                                438,754
               2007                                260,943
               2008                                 50,825
                                               -----------
                                               $ 1,830,768
                                               ===========

(6)    SIGNIFICANT CUSTOMERS

       All of the Company's customers are located in Mexico. Revenue from sales and leases are denominated in U.S. dollars. During the years 2003 and 2002, revenue from customers who represent 10% or greater of revenue are as follows:

                CUSTOMER                          2003               2002
       ----------------------------------    ---------------     --------------

       Customer A                                $1,757,305            --
       Customer B                                    37,100         457,650
       Customer C                                   119,340         454,600



(7)    NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

       Notes payable consist of unpaid principal and accrued interest payable as follows as of December 31, 2003 and 2002:

                                               2003           2002
                                           -----------    -----------
       10.0% notes, due January 5, 2005    $   504,000        508,586
       10.0% notes, due January 5, 2005        250,000        250,000
       10.0% notes, due January 5, 2006        342,000           --
       6.5% notes, due December 18, 2004       400,926           --
                                           -----------    -----------
                                             1,496,926        758,586
       Less: current portion                  (400,926)      (758,586)
                                           -----------    -----------
                                           $ 1,096,000           --
                                           ===========    ===========

       Notes with a balance of $758,586 as of December 31, 2002, matured during 2003, but were renegotiated and extended to January 5, 2005.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


       Convertible notes payable consist of unpaid principal and accrued interest payable on the following due dates at the following rates as of December 31, 2003 and 2002:

                                                  2003         2002
                                               ---------    ---------
       12% notes, due May 7, 2003              $    --        194,240
       12% notes, due August 14, 2003               --         53,540
       14% notes, due October 3, 2003               --         88,034
       12% notes, due November 6, 2003              --         40,408
       12% notes, due November 6, 2003              --         40,408
       12% notes, due February 20, 2004           50,000       50,510
       11% notes, due February 1, 2005            50,000       50,467
       11% notes, due June 17, 2005               50,000       50,467
                                               ---------    ---------
                                                 150,000      568,074
       Discount on convertible notes payable     (16,732)     (83,688)
                                               ---------    ---------
                                                 133,268      484,386
       Less: current portion                     (49,162)    (369,624)
                                               ---------    ---------
                                               $  84,106      114,762
                                               =========    =========

       The $50,000 note due February 20, 2004 was converted to a demand note on its due date. As of April 27, 2004, the Company is renegotiating the terms of the note with the holder.

       The convertible notes payable are unsecured and are immediately convertible into common stock at 75% of the market price (as defined in the agreement) of common stock on the date of conversion. This beneficial conversion feature was valued in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS (EITF 98-5) and EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS (EITF 00-27) at the intrinsic value at the commitment date. The beneficial conversion feature was recorded as an increase to additional paid-in capital and a discount on the related debt, which is accreted to interest expense from the commitment date to the stated maturity date of the debt using the effective interest method.

       During the year ended December 31, 2002, the Company recorded discounts of $50,000 in connection with the beneficial conversion features on the convertible notes payable. Non-cash interest expense recognized for the years ended December 31, 2003 and 2002 totaled $66,955 and $76,107, respectively, related to amortization of the discount.

(8)    PAYABLE TO STOCKHOLDER

       Payable to stockholder at December 31, 2003 and 2002 consists of the following:

                                                      2003           2002
                                                  -----------    -----------
       12.0% unsecured notes payable to           $      --          660,070
             stockholder with accrued interest,
             due December 31, 2003
       9.25% convertible notes payable to
             stockholder with accrued interest,
             due December 31, 2004                       --          614,189
       10.0% convertible notes payable to
             stockholder with accrued interest,
             due December 31, 2004                    100,000        100,573
       10.0% unsecured notes payable to
             stockholder with accrued interest,
             due January 5, 2005                      100,000           --
                                                  -----------    -----------
                                                      200,000      1,374,832

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


       Discount on convertible notes payable          (48,594)      (476,755)
                                                  -----------    -----------
                                                      151,406        898,077
       Less: current portion                          (51,406)      (660,070)
                                                  -----------    -----------

                                                  $   100,000        238,007
                                                  ===========    ===========

       The convertible notes payable are convertible to common stock of the Company at a conversion price of $1.00 per common share. During the year ended December 31, 2002, the Company recorded discounts of $520,125 in connection with the beneficial conversion features on convertible notes payable to stockholder. In 2003, $2,064,133 of debt and accrued interest was converted into common stock of the Company. The December 31, 2003 consolidated statement of operations includes a charge of $291,593 to interest expense, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock prior to its maturity. Non-cash interest expense recognized for the years ended December 31, 2003 and 2002 totaled $136,568 and $43,370, respectively, related to amortization of the discount.

       Maturities of the Company's aggregate debt by year are as follows:

         Year ended December 31:
                  2004                                 $ 550,000
                  2005                                   954,000
                  2006                                   342,000

(9)    INCOME TAXES

       Income tax benefit (expense) for the years ended December 31, 2003 and 2002 differ from the amount computed by applying the U.S. federal income tax rate of 34% because of the following items:

                                                     2003            2002
                                                ------------    ------------

       Computed expected tax benefit            $    760,090         421,917
       Reduction (increase) in income taxes
          resulting from:
              State and local taxes, net of
                 federal benefit and other            33,533          18,614
                Alternative foreign tax              (31,979)        (19,288)
                Adjustment for changes in
                 enacted tax laws and rates          (94,357)        (50,532)
                True-up of prior year amounts       (193,100)       (212,967)
                Non-deductible expenses             (222,285)       (130,386)
              Increase in valuation allowance       (283,881)        (46,646)
                                                ------------    ------------

       Income tax benefit (expense)             $    (31,979)        (19,288)
                                                ============    ============

       The 2003 reconciliation presented above reflects the true up of prior year amounts, related to the reduction in the Mexico income tax rate, and its impact on temporary differences in prior years.

       In 2002, the United States Internal Revenue Service audited the Company's 1997, 1998 and 1999 U.S. tax returns, and determined that certain expenses previously deducted from taxable income (loss) should be excluded from the Company's net operating loss carryforward. The Company also anticipates amending its 2000 income tax return for the impact of similar non-deductible expenses. The impact of such non-deductible expenses for the years 1997 through 2001 is reflected as the true up of prior year amounts in the 2002 reconciliation presented above.

       Losses before income taxes from U.S. operations were $1,150,000 in 2003 and $375,000 in 2002. Losses before income taxes from Mexican operations were $1,085,000 in 2003 and $865,000 in 2002.

       The net income tax expense of $31,979 and $19,288 in 2003 and 2002, respectively, is an alternative tax on assets incurred by the Company's Mexican operations. This tax is applicable to some corporations that have no taxable earnings. Prior to 2002, the Company was exempt from this tax.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


       The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are presented below:

                                                    2003           2002
                                                -----------    -----------

       Deferred tax assets:
          Allowance for doubtful accounts       $    39,680         31,465
          Accrued expenses and customer
                     advances                        73,087        114,145
          Net operating loss carryforwards        2,324,471      1,734,279
                                                -----------    -----------

              Total gross deferred tax assets     2,437,238      1,879,889

        Deferred tax liabilities:
          Prepaid expenses                           15,099           --
          Inventories                               330,365         71,996
                                                -----------    -----------
              Total gross deferred tax
                    liabilities                     345,464         71,996

        Less valuation allowance                 (2,091,774)    (1,807,893)
                                                -----------    -----------

              Net deferred tax assets           $      --             --
                                                ===========    ===========

       As of December 31, 2003, the Company had U.S. federal net operating loss carryforwards of approximately $2.3 million, which are available to offset future federal taxable income and expire at various dates between 2017 and 2023. The Company's Mexican operations had net operating loss carryforwards of approximately $4.7 million that will expire at various dates from 2004 through 2013.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences are deductible. Due to historical losses, realization of tax assets is not assured and, accordingly, management has established a valuation allowance for all deferred income tax assets for all periods presented.


(10)   COMMON AND PREFERRED STOCK

       The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2003 and 2002, no shares of preferred stock or other classes of common stock have been issued.

       In December 2003 and 2002, the Company issued warrants to directors to purchase 150,000 and 150,000 shares of common stock, respectively, at $1.75 and $1.75, respectively. These warrants are immediately exercisable and have a five-year life. The Company applies the intrinsic value based method in accounting for stock options and awards to employees, and qualified awards to non-employee directors. Accordingly, no compensation expense has been recorded related to the grant in 2003 and 2002 as the exercise price of the warrants was equal to the estimated fair value at the issue date.

       In August 2003 the Company issued warrants to a third party to purchase 34,834 shares of common stock at $2.45, as partial compensation for performing underwriting services related to the public stock offering of the Company during 2003. These warrants are not exercisable until August 29, 2004 and have a four-year life. The Company estimated the fair value of these warrants to be approximately $42,000, using the Black-Scholes option pricing model, using the following assumptions; volatility of 110%, risk free interest rate of 2.49% and expected dividend yield of 0%. The Company recognized the warrants as a component of additional paid in capital with a corresponding reduction in additional paid in capital to reflect this as a cost of the public offering.

                            CAPSOURCE FINANCIAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


       In April 2001, in conjunction with a private placement offering to sell its common stock, the Company issued 20,000 A Warrants and 20,000 B Warrants. Each A Warrants were exercisable immediately and for a period of two years from the date of issue into one share of common stock at an exercise price per share of $2.50. As of December 31, 2003, the 20,000 A Warrants have expired. Each B Warrant is exercisable immediately and for a period of five years from the date of issue into one share of common stock at an exercise price per share of $5.00. The Warrants are callable by the Company at $0.05 each.

       On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the "Plan"). The Plan provides that options to purchase shares of the Company's common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company's common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2003, no options have been issued under the Plan.

       The following summarizes information about outstanding warrants at December 31, 2003:

                                              Weighted-average
                                Number of        remaining         Number of
                                warrants      contractual life     warrants
       Exercise prices         outstanding       (in years)       exercisable
       ---------------         -----------    ----------------    -----------
           $1.10                 395,000               1.7          395,000
           $1.30                 125,000               3.3          125,000
           $1.75                 300,000               4.5          300,000
           $2.45                  34,834               3.7                0
           $5.00                  25,000               1.9           25,000
                                --------                           --------
                                 879,834               3.0          845,000

       Weighted-average
         exercise price            $1.51                              $1.48
                                ========                           ========


(11)   COMMITMENTS AND CONTINGENCIES

       The Company leases office space and trailer sale facilities under noncancelable operating leases. The leases, which all expire in 2004, contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $125,841 and $56,542 for the years ended December 31, 2003 and 2002, respectively.

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

       As of December 31, 2003, the Company had committed to purchase an additional 138 trailers from Hyundai for sale or lease, at a total purchase price of approximately $2,300,000, towards which the Company had made a down payment to Hyundai of approximately $288,000 as of December 31, 2003.

(12)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash, rents receivable, other receivables, accounts payable, accrued expenses, deposits and advance payments approximate their fair value because of the short maturity of these instruments.

       The carrying amounts of the payable to stockholder and convertible notes payable approximate fair value (before discount) because the interest rates are based on currently offered rates by lending institutions for similar debt instruments of comparable maturities.