Form 10QSB
period 2004-03-31
CAPSOURCE FINANCIAL INC
filed 2004-05-17
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado (State of incorporation)	84-1334453 (IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103
Boulder, CO 80302
(Address of principal executive offices and Zip Code)

(303) 245-0515
(Registrant’s telephone number)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]   No [  ]

        There were 9,825,999 shares of common stock outstanding at May 13, 2004.

        Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

CapSource Financial, Inc. INDEX Part I - Financial Information Page No.

Part I - Financial Information

Item 1.   Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed, Consolidated Balance Sheets

	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$456,089	150,925
Rents and accounts receivable, net	317,210	369,701
Mexican value added taxes receivable	307,525	255,299
Inventory	1,299,070	1,032,390
Advances to vendors	67,470	287,540
Prepaid insurance and other current assets	124,020	69,071

Total current assets	2,571,384	2,164,926
Property and equipment, net	1,804,164	1,903,175
Other assets	99,285	99,549

Total assets	$4,474,833	4,167,650

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,102,839	773,909
Deposits and advance payments	202,094	95,030
Notes payable	1,162,661	400,926
Convertible notes payable, net of discount	95,356	49,162
Payable to stockholder	252,408	51,406

Total current liabilities	2,815,358	1,370,433
Long-term debt	388,079	1,280,106

Total liabilities	3,203,437	2,650,539

Stockholders’ equity:
Common stock and additional paid-in capital	9,537,077	9,475,827
Accumulated deficit	(8,265,681)	(7,958,716)

Total stockholders’ equity	1,271,396	1,517,111
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,474,833	4,167,650

        See accompanying notes to unaudited condensed, consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed, Consolidated Statements of Operations

	THREE MONTHS ENDED

	March 31, 2004	March 31, 2003

Net sales and rental income	$1,326,116	768,625
Cost of sales and operating leases	(1,143,933)	(620,248)
Selling, general and administrative	(419,056)	(391,019)

Operating loss	(236,873)	(242,642)
Interest, net	(58,348)	(138,753)
Other income (expense), net	(3,419)	(35,559)

Loss before income taxes	(298,640)	(416,954)
Income taxes	(8,325)	(3,614)

Net loss	$(306,965)	(420,568)

Net loss per basic and diluted share	$(0.03)	(0.05)

Weighted-average shares outstanding, basic and diluted	9,797,153	7,877,038

        See accompanying notes to unaudited condensed, consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed, Consolidated Statements of Cash Flows

	THREE MONTHS ENDED

	March 31, 2004		March 31, 2003

Cash flows from operating activities:
Net loss		$(306,965)	(420,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts		3,127	---
Depreciation		68,841	80,001
Accretion of discount on convertible notes payable
and payable to stockholder		13,121	63,804
Changes in operating assets and liabilities:
Rents and other receivables		(2,862)	(74,046)
Inventory		(266,680)	(64,594)
Other current assets		226,371	(444,864)
Accounts payable and accrued expenses		328,930	270,379
Deposits and advance payments		107,064	260,437
Other assets		264	(31,740)

Net cash provided by (used in) operating activities		171,211	(361,191)

Cash flows from investing activities:
Purchase of property and equipment		(13,811)	(43,902)
Proceeds from disposition of property and equipment		43,981	76,929

Net cash provided by investing activities		30,170	33,027

Cash flows from financing activities:
Proceeds from payable to stockholder		290,000	285,267
Proceeds from notes payable and convertible notes payable		13,783	7,397
Reduction in payable to stockholder		(200,000)	---

Net cash provided by financing activities		103,783	292,664

Net increase (decrease) in cash and cash equivalents		305,164	(35,500)
Cash and cash equivalents, beginning of the period		150,925	118,452

Cash and cash equivalents, end of the period		$456,089	82,952

Supplemental cash flow information:
Cash paid for interest		$31,462	34,258

Cash paid for income taxes	$	---	---

Common stock issued in exchange for prepaid expenses		$61,250	---

        See accompanying notes to unaudited condensed, consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed, Consolidated Financial Statements

        (1) Nature of Operations CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its two wholly owned Mexican subsidiaries. The Company operates in one segment, the leasing and selling of trailers, and all operations currently are in Mexico.

        (2) Basis of presentation The accompanying unaudited condensed, consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed, consolidated financial statements) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

        (3) Liquidity Since its inception, the Company has generated losses from operations, and as of March 31, 2004, had an accumulated deficit of $8,265,681, and a working capital deficit of $243,974. On March 8, 2004, the Company’s Chairman and largest stockholder loaned $290,000 to the Company through a short-term note, of which $200,000 was repaid by March 31, 2004, and of which $260,000 was repaid as of May 13, 2004.

        We are currently negotiating with third party investors to supply additional debt and / or equity funding, although no financing agreements have been finalized. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next twelve months if needed, by way of additional debt and / or equity contributions.

        We believe that the cash to be generated by operations, plus the cash expected to be received from a private debt and / or equity placement, will provide us with sufficient funds for the next twelve months, and to satisfy obligations as they become due. If we experience occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman.

        (4) Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is probable.

        (5) Equipment leasing The Company’s leases are classified as operating leases for all of the Company’s leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as sales-type leases. In determining whether or not a lease qualifies as a sales-type lease, the Company must consider the estimated value of the equipment at lease termination or residual value. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

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

        (7) Common stock issuance On March 15, 2004, we executed a contract with a public relations firm, which requires the Company to issue 35,000 shares of Company common stock as partial compensation for the services to be provided. The shares of common stock were issued subsequent to March 31, 2004, but are deemed issued as of the contract date for accounting purposes and for calculating shares outstanding and loss per share. Under the contract, which is effective for 6 months, the shares vest immediately and are valued at $1.75 per share. The total estimated fair value of the shares at the contract date was established by applying the $1.75 per share issue price of the Company’s public stock offering, which concluded in 2003. Since the Company’s stock has experienced only limited trading volume since it commenced public trading in January 2004, we determined that there was no relevant indication of a significant change in its market value since then, and correspondingly used the public offering price to value the shares issued under the contract. The resulting total estimated fair value of the shares, $61,250, is recorded as prepaid cost, and is amortized to sales, general and administrative expense over the life of the contract. The Company recognized $5,104 of expense in the three months ended March 31, 2004.

        For the three-months ended March 31, 2004 and 2003, the Company did not issue any stock-based awards. Therefore, there are no pro forma stock-based compensation disclosures presented herein. All stock-based awards granted in previous periods have been fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which do not vest to the holder until August 29, 2004.

        (8) Shares outstanding / weighted-average shares The following summarizes the shares outstanding and weighted average common shares outstanding for the three months ended March 31, 2004 and 2003.

	2004	2003

Common and common equivalent shares outstanding at January 1	9,790,999	7,877,038
Common stock issued for services	35,000	—

Common and common equivalent shares outstanding at end of period	9,825,999	7,877,038

Historical common equivalent shares outstanding at January 1	9,790,999	7,877,038
Weighted average common shares issued during period	6,154	—

Weighted average common shares outstanding - basic and diluted	9,797,153	7,877,038

        (9) Supplemental balance sheet information

	March 31, 2004	December 31, 2003

Rents and accounts receivable, net:
Rents and accounts receivable	$430,478	$493,701
Allowance for doubtful accounts	(113,268)	(124,000)

Total rents and accounts receivable, net	$317,210	$369,701

Property and equipment, net:
Trailer and semi-trailer equipment	$2,570,211	$2,698,130
Vehicles	55,390	43,756
Furniture and computer equipment	128,171	126,525

	2,753,772	2,868,411
Accumulated depreciation	(949,608)	(965,236)

Total property and equipment, net	$1,804,164	$1,903,175

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

Results of Operations

        Consolidated net sales and rental income for the first quarter ended March 31, 2004 increased 72.5% to $1,326,116 compared with $768,625 for the comparable period last year. This growth is made up of two components: trailer sales income, which grew by 107.8%, and lease/ rental income, which declined by 14.8%. The growth in trailer sales was driven by increased sales volume resulting from our expanding sales efforts in Mexico. In January 2003, we intensified our focus on developing our sales infrastructure by opening a new trailer sale and storage facility in a strategic area of Mexico City, significantly improving customer awareness of our operations and our products. In addition, the new facility strengthened our capacity to respond more rapidly to customers. As we we directed our working capital towards increased sales, we reduced our equipment lease portfolio by approximately 13.5% compared to the first quarter of last year, with the resulting decline in lease/rental income.

        Gross margin consists of net sales and rental income less cost of sales and operating leases. For the first quarter ended March 31, 2004, gross margin increased 22.8% to $182,183 compared with $148,377 for the same period last year. Gross margin grew less than the increase in consolidated net sales and rental income, as a result of our aggressive sales effort. As we began to increase our market presence, we were able to sell a greater quantity of trailers to high volume customers by offering them lower prices, resulting in increased sales, but at a reduced gross margin per unit. We anticipated this trade-off: a lower gross margin per unit, but increased total sales and total gross margin.

        Selling, general and administrative expense for the first quarter ended March 31, 2004 increased $28,037, or 7.2% to $419,056 compared with $391,019 for the same period last year. This increase resulted primarily from the additional costs incurred to operate the new trailer sales/storage facility in Mexico City, which we opened in January 2003. The full impact of the additional costs was not felt until the facility was fully operational in the second half of 2003. In order to limit the impact of the increased Mexico facility expenses, on January 1, 2004 we implemented a voluntary temporary salary reduction for company executives in the U.S. corporate offices, along with a corresponding reduction in their work schedules. This reduction resulted in a savings of approximately $18,000 in the first quarter ended March 31, 2004. We intend to restore the executives’ salaries, when we determine that their workload merits it.

        Operating loss consists of net sales and rental income less cost of sales and selling, general and administrative expenses. We recognized an operating loss of $236,873 for the first quarter ended March 31, 2004, compared with $242,642 for the same period last year. This decline in the operating loss resulted from the increased sales and gross margin, partially offset by the increase in selling, general and administrative expenses.

        Net interest expense was $58,348 for the first quarter ended March 31, 2004, compared with $138,753 for the same period last year. This decrease is associated with the lower debt levels in the first quarter of 2004, resulting from the conversion of stockholder debt into Company common stock on October 21, 2003.

        Other expense, which is primarily foreign exchange losses, was $3,419 for the first quarter ended March 31, 2004, compared with $35,559 for the same period last year. This reduction in foreign exchange losses was a result of the Mexican peso remaining at a stable exchange rate in relation to the U.S. dollar during the first quarter of 2004, whereas, in the same period of last year, the exchange rate fluctuated sufficiently enough to give rise to higher exchange losses.

        Income taxes of $8,325 were accrued in the first quarter ended March 31, 2004, compared to $3,614 in the same period last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income.

        We recognized a net loss of $306,965, or $0.03 per diluted share, for the first quarter ended March 31, 2004, compared with a net loss of $420,568, or $0.05 per diluted share, for the same period last year. The decrease in the net loss was due to the increase in sales and gross margins, coupled with the decrease in interest expense.

Liquidity and Capital Resources

        Our principal sources of liquidity are from borrowings, primarily from our majority stockholder. In addition, through our initial public offering that concluded in July 2003, we added approximately $219,000 to equity. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory on display and adding to our lease equipment portfolio.

        Net cash provided by operating activities was $171,211 for the first three months of 2004, compared with net cash used in operating activities of $361,191 for the same period last year. Net operating cash provided in the current period increased compared to the cash used in the same period of last year, primarily due to decreases in the net loss and other current assets, coupled with increases in accounts payable and accrued expenses, and deposits and advance payments, partially offset by increased inventory. As we acquired additional trailer sales inventory during the first three months of 2004, we applied previous deposits to vendors against the purchase price. In addition, vendor payment terms allowed us to increase accounts payable. The resulting impact was an increase in cash provided by operating activities.

        During the three months ended March 31, 2004, we acquired property and equipment of $13,811, offset by proceeds of $43,981 from disposals, all of which were equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $43,902 and $76,929, respectively, for the three months ended March 31, 2003. As a result, net cash provided by investing activities was $30,170 for the three months ended March 31, 2004, compared to $33,027 for the three months ended March 31, 2003.

        During the three months ended March 31, 2004, we received proceeds from the issuance of debt of $303,783, which was partially offset by debt repayment of $200,000. During the same quarter last year, we received proceeds from the issuance of debt of $292,664. As a result, net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $103,783 and $292,664, respectively.

        Under an agreement between CapSource and Hyundai Precision America, Inc., we have exclusive rights to distribute Hyundai truck trailers and related equipment in Mexico. The agreement is for a period of four years expiring in November 2004, and is renewable. We currently are negotiating with Hyundai to extend the contract. The initial agreement required us to fulfill certain minimum annual purchase requirements, as well as to develop certain facilities to sell and service Hyundai products. To date, we have not met the purchase requirements, and Hyundai has chosen not to enforce them. However, there is no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of the agreement. If Hyundai chooses to enforce the minimum purchase requirements, we could be required to purchase Hyundai trailers for which we may have no immediate need, or face the possible termination of the exclusivity of the Hyundai Agreement.

        As of March 31, 2004, in the normal course of business, we had committed to purchase additional trailers in 2004 from Hyundai for sale or lease, for which we had made partial advance payments of $67,470. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $350,000, upon taking delivery of the trailers, which we expect to occur during the second and third quarters of 2004.

        On a long-term basis, liquidity is dependent on the continuation and expansion of our operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. We are currently negotiating with third party investors to provide us with additional debt and / or equity funding, although no financing agreements have been finalized. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next twelve months if needed, by way of additional debt and / or equity contributions.

        We believe that the cash expected to be generated by operations, plus the cash expected to be received from a private debt and / or equity placement, will provide us with sufficient funds for the next twelve months, and to satisfy obligations as they become due. If we experience occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman.

Item 3. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        (b)  Changes in internal controls

        During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

        None

Item 2.   CHANGES IN SECURITIES

        On March 15, 2004, we executed a contract with a public relations firm, which requires the Company to issue 35,000 shares of Company common stock as partial compensation for the services to be provided. The shares of common stock were issued subsequent to March 31, 2004, but are deemed issued as of the contract date for accounting purposes and for calculating shares outstanding and loss per share. Under the contract, which is effective for 6 months, the shares vest immediately and are valued at $1.75 per share. The total estimated fair value of the shares at the contract date was established by applying the $1.75 per share issue price of the Company’s public stock offering, which concluded in 2003.

        The above transaction was made in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act, and Rule 506 of Regulation D. The purchasers of such securities acquired the securities for his or her own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear (or will bear upon issuance) a legend stating that the securities may not be offered, sold or transferred other than pursuant to an effective Registration Statement under the Securities Act, or an exemption from such registration requirements.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5.   OTHER INFORMATION

        None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

LIST OF EXHIBITS

        The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description

*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**11.1	Computation of Per Share Earnings
**31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed
October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed
December 9, 2002.
**	Filed herewith.

        The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

        The Company did not file, nor was it required to file, any reports on Form 8-K during the first quarter ended March 31, 2004.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.

Date: May 14, 2004	By: /s/ Fred C. Boethling Fred C. Boethling, President, Chief Executive Officer and Director

Date: May 14, 2004	By: /s/ Steven J. Kutcher Steven J. Kutcher, Chief Financial Officer