Form 10KSB/A
period 2003-12-31
CAPSOURCE FINANCIAL INC
filed 2004-06-15
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A
(Mark One)

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) YES  ( ) NO

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

Transitional Small Business Disclosure Format (check one): YES ( )   NO (X)



                                                     TABLE OF CONTENTS


PART I................................................................................................................3
   Item 1.     Description of Business................................................................................3
   Item 2.     Description of Property................................................................................9
   Item 3.     Legal Proceedings......................................................................................9
   Item 4.     Submission of Matters to a Vote of Security Holders....................................................9
PART II..............................................................................................................10
   Item 5.     Market for Common Equity and Related Stockholder Matters..............................................10
   Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................13
   Item 7.     Financial Statements..................................................................................18
   Item 8.     Changes in and Disagreements with Accountants.........................................................18
   Item 8a.    Controls and Procedures...............................................................................18
PART III.............................................................................................................18
   Item 9.     Directors, Executive Officers, Promoters, Control Persons; Compliance With
               Section 16(a) of the Exchange Act.....................................................................19
   Item 10.    Executive Compensation................................................................................21
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........22
   Item 12.    Certain Relationships and Related Transactions........................................................23
   Item 13.    Exhibits and Reports on Form 8-K......................................................................24
   Item 14.    Principal Accountant Fees and Services................................................................25

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

ITEM 8a. CONTROLS AND PROCEDURES

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

         AUDIT COMMITTEE DISCLOSURE

         Because the Company is not a listed issuer as defined in 17 CFR ss. 240.10A-3, it is:

         o        not required to and does not have a separate audit committee.
                  Instead, the Company's Board of Directors operates as the audit committee.

         o not required to but, as of December 31, 2003, did have at least one financial expert serving on its Board of Directors. That financial expert was Steven J. Kutcher, Chief Financial Officer of the Company. However, he is not independent as defined in the NASDAQ listing requirements.

         CODE OF ETHICS

         The Company is not required to, and has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently in the process of drafting such a code of ethics to be adopted by its Board of Directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following fees have been, or will be, billed by KPMG LLP, the Company's independent auditors, for the fiscal years ending December 31, 2003 and December 31, 2002.

AUDIT FEES

         The aggregate fees billed by KPMG LLP for services for the fiscal years ended December 31, 2003 and December 31, 2002, which related to the annual financial statement audit, reviews of quarterly financial statements, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $121,400 and $131,000, respectively.

AUDIT RELATED FEES

         The Company did not incur any audit-related fees for the fiscal years ended December 31, 2003 or December 31, 2002.

TAX FEES

         The aggregate fees billed by KPMG LLP for services rendered to the Company, for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002 approximated $6,600 and $5,500, respectively.

ALL OTHER FEES

         The Company did not incur any other fees with KPMG LLP for the fiscal years ended December 31, 2003 or December 31, 2002.

PRE-APPROVAL POLICIES

         The Board of Directors of the Company acts as the audit committee for the Company. The Board of Directors does not have any specific pre-approval policies and procedures with respect to the engagement of auditors. All of the Audit-Related Fees, Tax Fees and All Other Fees discussed above, if any, were approved by the Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004.


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


Dated: June 14, 2004.


          Signature                         Title
          ---------                         -----


    /s/ Fred C. Boethling
    ---------------------
    Fred C. Boethling           President, Chief Executive Officer and Director


    /s/ Steven E. Reichert
    ----------------------
    Steven E. Reichert          Vice President, General Counsel and Director


    /s/ Steven J. Kutcher
    ---------------------
    Steven J. Kutcher           Vice President and Chief Financial Officer



    /s/ Randolph M. Pentel
    ----------------------
    Randolph M. Pentel          Director, Chairman of the Board of Directors


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