Form 10QSB
period 2004-06-30
CAPSOURCE FINANCIAL INC
filed 2004-08-16
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado (State of incorporation)	84-1334453 (IRS Employer Identification No.)

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

   Yes [X]   No [  ]

        There were 9,825,999 shares of common stock outstanding at August 13, 2004.

        Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

CapSource Financial, Inc. INDEX Part I – Financial Information Page No.

Part I – Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$191,726	150,925
Rents and accounts receivable, net	433,985	369,701
Mexican value added taxes receivable	228,941	255,299
Inventory	731,363	1,032,390
Advances to vendors	233,013	287,540
Prepaid insurance and other current assets	114,604	69,071

Total current assets	1,933,632	2,164,926
Property and equipment, net	1,709,354	1,903,175
Other assets	103,419	99,549

Total assets	$3,746,405	4,167,650

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$792,941	773,909
Deposits and advance payments	225,471	95,030
Notes payable	1,112,486	400,926
Convertible notes payable, net of discount	141,567	49,162
Payable to stockholder	225,693	51,406

Total current liabilities	2,498,158	1,370,433
Long-term debt	344,811	1,280,106

Total liabilities	2,842,969	2,650,539

Stockholders’ equity:
Common stock and additional paid-in capital	9,587,078	9,475,827
Accumulated deficit	(8,683,642)	(7,958,716)

Total stockholders’ equity	903,436	1,517,111
Commitments and contingencies

Total liabilities and stockholders’ equity	$3,746,405	4,167,650

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales and rental income	$1,401,955	1,112,437	2,728,071	1,881,062
Cost of sales and operating leases	(1,236,839)	(1,012,605)	(2,380,772)	(1,632,853)
Selling, general and administrative	(495,103)	(402,190)	(914,159)	(793,209)

Operating loss	(329,987)	(302,358)	(566,860)	(545,000)
Interest, net	(58,594)	(139,726)	(116,942)	(278,479)
Other income (expense), net	(21,166)	(16,694)	(24,585)	(52,253)

Loss before income taxes	(409,747)	(458,778)	(708,387)	(875,732)
Income taxes	(8,214)	(6,165)	(16,539)	(9,779)

Net loss	$(417,961)	(464,943)	(724,926)	(885,511)

Net loss per basic and diluted share	$(0.04)	(0.06)	(0.07)	(0.11)

Weighted-average shares
outstanding, basic and diluted	9,826,499	7,877,038	9,811,826	7,877,038

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net loss	$(724,926)	(885,511)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for doubtful accounts	7,561	—
Depreciation	144,560	189,026
Accretion of discount on convertible notes payable
and payable to stockholder	27,194	117,808
Changes in operating assets and liabilities:
Rents and other receivables	(45,487)	(202,522)
Inventory	301,027	(549,455)
Other current assets	70,244	(615,968)
Accounts payable and accrued expenses	19,032	638,879
Deposits and advance payments	130,441	417,257
Other assets	(3,870)	(43,593)

Net cash used in operating activities	(74,224)	(934,079)

Cash flows from investing activities:
Purchase of property and equipment	(30,710)	(43,927)
Proceeds from disposition of property and equipment	79,971	236,482

Net cash provided by investing activities	49,261	192,555

Cash flows from financing activities:
Proceeds from payable to stockholder	312,000	686,097
Proceeds from notes payable and convertible notes payable	13,764	107,997
Reduction in convertible notes payable	—	(5,342)
Reduction in payable to stockholder	(260,000)	—

Net cash provided by financing activities	65,764	788,752

Net increase in cash and cash equivalents	40,801	47,228

Cash and cash equivalents, beginning of the period	150,925	118,452

Cash and cash equivalents, end of the period	$191,726	165,680

Supplemental cash flow information:
Cash paid for interest	$63,997	78,098

Cash paid for income taxes	$29,400	19,288

Common stock issued in exchange for prepaid expenses	$61,250	—

Common stock issued in cancellation of debt	$50,001	—

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)    Nature of Operations CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries. The Company operates in one segment, the leasing and selling of trailers, and all operations currently are in Mexico.

(2)    Basis of presentation The accompanying unaudited condensed, consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed, consolidated financial statements) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

The financial statements of the Company’s Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Those transactions denominated in the local currencty are remeasured into the U.S. dollar, creating foreign exchange gains and losses that are included in other income (expense).

(3)    Liquidity Since its inception, the Company has generated losses from operations, and as of June 30, 2004, had an accumulated deficit of $8,683,642, and a working capital deficit of $564,526. Between January 1, 2004 and June 30, 2004, the Company’s Chairman and largest stockholder loaned $312,000 to the Company through short-term notes, of which $260,000 was repaid as of June 30, 2004. Subsequently, on July 16, 2004, he loaned the Company an additional $350,000 through a short-term note.

We are currently negotiating with third party investors to supply additional debt and/or equity funding, although no financing agreements have been finalized. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next eighteen months if needed, by way of additional debt and/or equity contributions.

We believe that the cash expected to be generated by operations, plus the cash expected to be received from a private debt and/or equity placement will provide us with sufficient funds for the next eighteen months, and to satisfy obligations as they become due. If we experience occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman.

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

(7)     Common stock issuance On March 15, 2004, we executed a contract with a public relations firm pursuant to which the Company issued 35,000 shares of Company common stock as partial compensation for the services to be provided. Under the contract, which is effective for 6 months, the shares vest immediately. We valued the shares issued under the contract, at $1.75 per share, which is equal to the price per share of the Company’s recent most notable transaction for its stock, the Company’s public stock offering, which concluded in 2003. Since the Company’s stock has experienced only limited trading volume since it commenced public trading in January 2004, we determined that there was no relevant indication of a significant change in its market value since then, and correspondingly used the public offering price to value the shares issued under the contract. The resulting total estimated fair value of the shares, $61,250, is recorded as prepaid cost, and is amortized to sales, general and administrative expense over the six-month life of the contract. In the three months and six months ended June 30, 2004, the Company recognized related expense of $30,624 and $35,728, respectively.

On June 29, 2004, the Company issued 45,455 shares of Company common stock pursuant to the exercise of warrants to purchase Company common stock at $1.10 per share, for a total exercise price of $50,001. The exercise price for the shares was paid by cancellation of Company debt totalling $50,001, resulting in no impact on the current cash flow of the Company.

For the three months and six months ended June 30, 2004 and 2003, the Company did not issue any stock-based awards. Therefore, there is no pro forma stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vest to the holder on August 29, 2004.

(9)     Shares outstanding / weighted-average shares The following summarizes the shares outstanding and weighted average common shares outstanding for the six months ended June 30, 2004 and 2003.

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Common and common equivalent shares
outstanding at beginning of period	9,825,999	7,877,038	9,790,999	7,877,038
Common shares issued for services	—	—	35,000	—
Common shares issued for exercise of warrants	45,455	—	45,455	—

Common and common equivalent shares
outstanding at end of period	9,871,454	7,877,038	9,871,454	7,877,038

Historical common equivalent shares
outstanding at beginning of period	9,825,999	7,877,038	9,790,999	7,877,038
Weighted average common shares issued
during period	500	—	20,827	—

Weighted average common shares
outstanding - basic and diluted	9,826,499	7,877,038	9,811,826	7,877,038

(10) Supplemental balance sheet information

	June 30, 2004	December 31, 2003

Rents and accounts receivable, net:
Rents and accounts receivable	$551,687	$493,701
Allowance for doubtful accounts	(117,702)	(124,000)

Total rents and accounts receivable, net	$433,985	$369,701

Property and equipment, net:
Trailer and semi-trailer equipment	$2,475,799	$2,698,130
Vehicles	66,682	43,756
Furniture and computer equipment	131,949	126,525

	2,674,430	2,868,411
Accumulated depreciation	(965,076)	(965,236)

Total property and equipment, net	$1,709,354	$1,903,175

(11)    Commitments As of June 30, 2004, in the normal course of business, the Company had committed to purchase additional trailers in 2004 from Hyundai, towards which the Company had made a down payment of $217,784. Under the terms of the commitment, the remaining balance due of approximately $1,155,223 must be paid to Hyundai upon delivery of the trailers, which is expected to occur during the next seven months, by January 2005. In addition, the Company has begun to place orders for 2005 delivery, in an attempt to ensure an uninterrupted supply sufficient to meet anticipated customer demand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words “believes,” “anticipates”, “plans,” “expects,” and similar expressions, are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

        CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing over-the-road truck trailers. We conduct these businesses through our operations of two wholly owned subsidiaries in Mexico.

        Mexico is now the United States’ second largest trading partner with an average of $650 million in goods crossing the border each day. The Federal Reserve Bank of Dallas has reported that over the past fifteen years U.S. trade with Mexico has increased 400 percent — from $48 billion to $239 billion. According to President George W. Bush, NAFTA has brought about a “truly remarkable expansion of trade and investment among our countries” and “Mexico, is an incredibly important part of the future of the United States.” The vast majority of this trade moves by truck. U.S. Customs Service statistics show that border crossings of trucks between the United States and Mexico have increased almost 200% since the passage of NAFTA in 1994.

        We have invested in equipment essential to the Mexican trucking industry in the belief that NAFTA fosters an environment of confidence and stability necessary to make long-term investments. Through REMEX, our lease/rental subsidiary in Mexico, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment, which are leased to our customers under operating lease contracts that are denominated in U.S. dollars. Through RESALTA, our trailer sales company, we have the exclusive right to sell Hyundai truck trailers and related equipment in Mexico from Hyundai Translead, a subsidiary of the Korean construction, engineering and manufacturing company. RESALTA markets and distributes Hyundai products through a number of locations in Mexico.

Results of Operations

        Consolidated net sales and rental income for the second quarter ended June 30, 2004 increased 26.0% to $1,401,955 compared with $1,112,437 for the comparable period last year. This growth was made up of two components: trailer sales income of $1,232,810, which grew by 37.1%, offset by lease/rental income of $153,216, which declined 12.4%. The growth in trailer sales was driven by increased sales volume resulting from our expanding sales efforts in Mexico. In January 2003, we intensified our focus on developing our sales infrastructure by opening a new trailer sale and storage facility in a strategic area of Mexico City, significantly improving customer awareness of our operations and our products. In addition, the new facility strengthened our capacity to respond more rapidly to customers. As we directed our working capital towards increased sales, we reduced our equipment lease portfolio by approximately 14.6% compared to the second quarter of last year, with the resulting decline in lease/rental income.

        For the six months ended June 30, 2004, consolidated net sales and rental income increased 45.0% to $2,728,071, compared to $1,881,062 in the same period last year. This increase was a result of increased trailer sales, partially offset by reduced lease/rental income.

        Gross margin consists of net sales and rental income less cost of sales and operating leases. For the second quarter ended June 30, 2004, gross margin increased 65.4% to $165,116 compared with $99,832 for the same period last year, as a result of higher net trailer sales and reduced lease/rental operating costs in 2004. The percentage increase of gross margin was greater than that of consolidated net sales and rental income, because the 2003 results included a charge of $29,000 to cost of operating leases related to the loss on the disposition of eleven flatbed trailers, which had been returned to us by the lessee in worse condition than expected under normal use. Excluding the $29,000 charge in 2003, the gross margin for the second quarter ended June 30, 2004 would have increased by 28.2%

        For the six months ended June 30, 2004, gross margin increased 39.9% to $347,299 compared with $248,209 for the same period last year. This improvement resulted primarily from the increase in consolidated net trailer sales.

        Selling, general and administrative expense for the second quarter ended June 30, 2004 increased $92,913 or 23.1%, to $495,103 compared with $402,190 for the same period last year. This increase was due, in part, to the additional costs incurred in operating the new trailer sales/storage facility in Mexico City, which we opened in January 2003. The full impact of the additional costs was not felt until the facility was fully operational in the second half of 2003. In addition, we incurred public relations expenses of approximately $58,000 in the second quarter ended June 30, 2004, related to services provided by a public relations firm and a press release service. We began incurring these costs in March 2004, after the Company’s stock commenced public trading in January 2004. In order to limit the impact of the increased Mexico facility expenses and the additional public relations costs, on January 1, 2004 we implemented a voluntary salary reduction for company executives in the U.S. corporate offices, along with a corresponding cutback in their work schedules. This reduction resulted in savings of approximately $18,000 and $36,000 in the three months and six months ended June 30, 2004, respectively.

        For the six months ended June 30, 2004, selling, general and administrative expense increased $120,950, or 15.2%, to $914,159 compared with $793,209 for the same period last year. This increase was a result of the added costs to operate the new trailer sales/storage facility in Mexico City and the additional public relations expenses.

        Operating loss consists of net sales and rental income less cost of sales and selling, general and administrative expenses. We recognized an operating loss of $329,987 for the second quarter ended June 30, 2004, compared with $302,358 for the same period last year. This operating loss increase of $27,629 resulted from the additional selling, general and administrative expenses in 2004, partially offset by the increased gross margin.

        The operating loss for the six months ended June 30, 2004 increased $21,860 to $566,860 compared with $545,000 for the same period last year. This increase resulted from the higher selling, general and administrative expenses, partially offset by increased sales and the improvement in gross margin.

        Net interest expense for the three and six months ended June 30, 2004 was $58,594 and $116,942, compared with $139,726 and $278,479, respectively, for the same periods last year. These reductions are associated with lower debt levels in 2004, resulting from the conversion of stockholder debt into Company common stock on October 21, 2003.

        Other expense (net), which primarily is foreign exchange losses, was $21,166 and $24,585 for the three and six months ended June 30, 2004, respectively, compared with $16,694 and $52,253 for the same periods last year. The increase in foreign exchange losses for the second quarter of 2004 was a result of greater fluctuations of the Mexican peso exchange rate in relation to the U.S. dollar during the quarter, as compared to lesser fluctuations during the same period last year. The decrease for the six months ended June 30, 2004 resulted from greater exchange rate fluctuations in the first quarter of 2003 as compared to the first quarter of 2004, partially offset by the greater fluctuations during the second quarter of 2004.

        Income taxes of $8,214 and $16,539 were accrued for the three and six months ended June 30, 2004, respectively, compared with $6,165 and $9,779, respectively, in the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income.

        We recognized a net loss of $417,961 or $0.04 per diluted share, for the second quarter ended June 30, 2004, compared with a net loss of $464,943, or $0.06 per diluted share, for the same period last year. The reduction in net loss was due to higher net sales and gross margins, coupled with reduced interest expense, and partially offset by the increase in selling, general and administrative expenses.

        For the six months ended June 30, 2004, our net loss was $724,926, or $0.07 per diluted share for the second quarter ended June 30, 2004, compared with a net loss of $885,511, or $0.11 per diluted share, for the same period last year. This reduction in net loss was due to higher net sales and gross margins, coupled with reduced interest expense, and partially offset by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

        Our principal sources of liquidity are from borrowings, primarily from our majority stockholder. In addition, through our initial public offering that concluded in July 2003, we added approximately $219,000 to equity. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory and adding to our lease equipment portfolio.

        Net cash used in operating activities was $74,224 for the first six months of 2004, compared with $934,079 for the same period last year. Net operating cash used in the current period decreased compared to the same period of last year, primarily due to decrease in the net loss, the reduction of inventory and other current assets, and increases in deposits and advance payments from customers. As we sold trailers during the first six months of 2004, we reduced inventory levels. In addition, as we took delivery of trailers from our supplier, we applied advances previously made to vendors against the balances due. The resulting impact was a decrease in cash used in operating activities.

        During the six months ended June 30, 2004, we acquired property and equipment of $30,710, offset by proceeds of $79,971 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $43,927 and $236,482, respectively, for the six months ended June 30, 2003. As a result, net cash provided by investing activities was $49,261 for the six months ended June 30, 2004, compared to $192,555 for the six months ended June 30, 2003.

        During the six months ended June 30, 2004, we received proceeds from the issuance of debt of $325,764, which was partially offset by debt repayment of $260,000. During the same period last year, we received proceeds from the issuance of debt of $794,094, which was partially offset by a reduction of convertible debt of $5,342. As a result, net cash provided by financing activities for the six months ended June 30, 2004 and 2003 was $65,764 and $788,752, respectively.

        Under an agreement between CapSource and Hyundai Precision America, Inc. (now, Hyundai Translead), we have exclusive rights to distribute Hyundai truck trailers and related equipment in Mexico. The agreement is for a period of four years expiring in November 2004, and is renewable. We currently are negotiating with Hyundai to extend the contract. The initial agreement required us to fulfill certain minimum annual purchase requirements, as well as to develop certain facilities to sell and service Hyundai products. To date, we have not met the purchase requirements, and Hyundai has chosen not to enforce them. However, there is no assurance that Hyundai will continue its current position of not enforcing the minimum purchase requirements of the agreement. If Hyundai chooses to enforce the minimum purchase requirements, we could be required to purchase Hyundai trailers for which we may have no immediate need, or face the possible termination of the exclusivity of the Hyundai Agreement.

        During the second quarter of 2004, we experienced difficulty in obtaining sufficient inventory from Hyundai to fill our demand for trailers. We believe our experience reflects the general conditions in the trailer industry – a shortage of trailer production capacity as the economy improves and as demand for trailers in North America increases. As of June 30, 2004, in the normal course of business, we had committed to purchase additional trailers in 2004 from Hyundai for sale or lease, for which we had made partial advance payments of $217,784. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $1,155,223, upon taking delivery of the trailers, which we expect to occur during the next seven months, by January 2005. In addition, we have begun to place orders for 2005 delivery, in an attempt to ensure an uninterrupted supply sufficient to meet our anticipated customer demand.

        On a long-term basis, liquidity is dependent on the continuation and expansion of our operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. We are currently negotiating with third party investors to provide us with additional debt and/or equity funding, although no financing agreements have been finalized. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next eighteen months if needed, by way of additional debt and/or equity funding.

        As of June 30, 2004, our net working capital deficit was $564,526, compared to positive net working capital of $794,493 as of December 31, 2003. This change of $1,359,000 is due, in part, to the shift of approximately $950,000 of debt to short-term from long-term, as well as additional net loss incurred during the six months ended June 30, 2004. We believe that the cash expected to be generated by operations, plus the cash expected to be received from private debt and/or equity placements, will provide us with sufficient funds for the next eighteen months, and to satisfy obligations as they become due. If we experience occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman.

Item 3. CONTROLS AND PROCEDURES

        (a)       Evaluation of disclosure controls and procedures

        Company management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        (b)       Changes in internal controls

        During the fiscal quarter covered by this report, there have been no significant changes to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

        On May 27, 2004, Steven Kutcher resigned as Chief Financial Officer effective June 30, 2004. At the same time Mr. Kutcher entered into a consulting contract with the Company. Although Mr. Kutcher will not hold the position of Chief Financial Officer, he will assist Company personnel in preparing its quarterly and annual reports. Based upon the effective date of his resignation as Chief Financial Officer, his familiarity with the current financial information of the Company and the fact that he is the person who is performing the function of Chief Financial Officer as of the date of filing of this report, Mr. Kutcher has executed the attached certifications pursuant to the Sarbanes-Oxley Act of 2002. It is anticipated that the resignation of Mr. Kutcher and his subsequent consulting relationship with the Company will result in no significant changes in the Company’s internal controls and procedures.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      None

Item 2.  CHANGES IN SECURITIES

      None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.  OTHER INFORMATION

      None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

LIST OF EXHIBITS

The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company's Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

On May 27, 2004, the Company filed Form 8-K, reporting that Steven Kutcher had resigned as Chief Financial Officer effective June 30, 2004, and as a member of the Board of Directors of the Company effective immediately. The Company did not file, nor was it required to file, any additional reports on Form 8-K during the second quarter ended June 30, 2004.

13

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.
Dated: August 13, 2004	By:	/s/ Fred C. Boethling

Fred C. Boethling, President, Chief Executive Officer and Director