Form 10QSB
period 2004-09-30
CAPSOURCE FINANCIAL INC
filed 2004-11-15
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado (State of incorporation)	84-1334453 (IRS Employer Identification No.)

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

   Yes [X]   No [  ]

        There were 9,871,454 shares of common stock outstanding at November 12, 2004.

        Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

CapSource Financial, Inc. INDEX Part I – Financial Information Page No.

Part I - Financial Information

Item 1. Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$96,483	150,925
Rents and accounts receivable, net	1,709,885	369,701
Mexican value added taxes receivable	190,119	255,299
Inventory	629,984	1,032,390
Advances to vendors	286,566	287,540
Prepaid insurance and other current assets	66,214	69,071

Total current assets	2,979,251	2,164,926
Property and equipment, net	1,627,490	1,903,175
Other assets	103,317	99,549

Total assets	$4,710,058	4,167,650

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,188,901	773,909
Deposits and advance payments	202,475	95,030
Notes payable	1,162,486	400,926
Convertible notes payable, net of discount	94,267	49,162
Payable to stockholder	1,151,008	51,406

Total current liabilities	3,799,137	1,370,433
Long-term debt, including payable to stockholder	344,811	1,280,106

Total liabilities	4,143,948	2,650,539

Stockholders' equity:
Common stock and additional paid-in capital	9,587,078	9,475,827
Accumulated deficit	(9,020,968)	(7,958,716)

Total stockholders' equity	566,110	1,517,111

Commitments and contingencies

Total liabilities and stockholders' equity	$4,710,058	4,167,650

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net sales and rental income	$1,965,790	1,972,579	4,693,861	3,853,641
Cost of sales and operating leases	(1,778,551)	(1,741,735)	(4,159,323)	(3,374,588)
Selling, general and administrative	(468,242)	(585,327)	(1,382,401)	(1,378,536)

Operating loss	(281,003)	(354,483)	(847,863)	(899,483)
Interest, net	(67,065)	(140,895)	(184,007)	(419,374)
Other income (expense), net	18,724	(23,943)	(5,861)	(76,196)

Loss before income taxes	(329,344)	(519,321)	(1,037,731)	(1,395,053)
Income taxes	(7,982)	(4,930)	(24,521)	(14,709)

Net loss	$(337,326)	(524,251)	(1,062,252)	(1,409,762)

Net loss per basic and diluted share	$(0.03)	(0.06)	(0.11)	(0.18)

Weighted-average shares
outstanding, basic and diluted	9,871,454	8,145,865	9,831,847	7,967,632

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	NINE MONTHS ENDED

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net loss	$(1,062,252)	(1,409,762)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for doubtful accounts	11,859	13,358
Depreciation	205,846	253,346
Accretion of discount on convertible notes payable
and payable to stockholder	43,363	177,634
Changes in operating assets and liabilities:
Rents and other receivables	(1,286,863)	(265,522)
Inventory	402,406	(1,377,387)
Other current assets	65,081	(128,889)
Accounts payable and accrued expenses	414,992	963,108
Deposits and advance payments	107,445	208,130
Other assets	(3,768)	(22,395)

Net cash used in operating activities	(1,101,891)	(1,588,379)

Cash flows from investing activities:
Purchase of property and equipment	(32,625)	(88,198)
Proceeds from disposition of property and equipment	102,464	295,129
Deposits and other assets	—	(15,254)

Net cash provided by investing activities	69,839	191,677

Cash flows from financing activities:
Proceeds from payable to stockholder	1,221,000	1,096,740
Proceeds from notes payable and convertible notes payable	16,610	120,693
Reduction in notes payable and convertible notes payable	—	(98,581)
Reduction in payable to stockholder	(260,000)	(2,000)
Proceeds from sale of common stock	—	609,593
Offering costs	—	(182,016)

Net cash provided by financing activities	977,610	1,544,429

Net increase (decrease) in cash and cash equivalents	(54,442)	147,727

Cash and cash equivalents, beginning of the period	150,925	118,452

Cash and cash equivalents, end of the period	$96,483	266,179

Supplemental cash flow information:
Cash paid for interest	$126,015	105,836

Cash paid for income taxes	$37,280	19,288

Common stock issued in exchange for prepaid expenses	$61,250	—

Common stock issued in cancellation of debt	$50,001	—

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

(2)     Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

The financial statements of the Company’s Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Those transactions denominated in the local currency are remeasured into the U.S. dollar, creating foreign exchange gains and losses that are included in other income (expense).

(3)     Liquidity Since its inception, the Company has generated losses from operations, and as of September 30, 2004, had an accumulated deficit of $9,020,968, and a working capital deficit of $819,886. Between January 1, 2004 and September 30, 2004, the Company’s Chairman and largest stockholder loaned $1,221,000 to the Company through short-term notes, of which $260,000 was repaid as of September 30, 2004. Subsequently, on October 14, 2004, he loaned the Company an additional $300,000 through a short-term note.

The Company currently is negotiating with third party investors to supply additional debt and/or equity funding, although no financing agreements have been finalized. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next eighteen months if needed, by way of additional debt and/or equity contributions.

Management believes that the cash expected to be generated by operations, plus the cash expected to be received from a private debt and/or equity placement will provide the Company with sufficient funds for the next eighteen months, and to satisfy obligations as they become due. If the Company experiences occasional cash shortfalls, management expects to cover them with funds provided by the Company’s Chairman.

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

(7)     Common stock issuance On March 15, 2004, we executed a contract with a public relations firm pursuant to which the Company issued 35,000 shares of Company common stock as partial compensation for the services to be provided. Under the contract, which was effective for six months, the shares vest immediately. We valued the shares issued under the contract, at $1.75 per share, which is equal to the price per share of the Company’s recent most significant transaction for its stock, the Company’s public stock offering, which concluded in 2003. Since the Company’s stock has experienced only limited trading volume since it commenced public trading in January 2004, we determined that there was no relevant indication of a significant change in its market value since then, and correspondingly used the public offering price to value the shares issued under the contract. The resulting total estimated fair value of the shares, $61,250, was recorded as prepaid cost, and was amortized to sales, general and administrative expense over the six-month life of the contract. In the three months and nine months ended September 30, 2004, the Company recognized related expense of $25,522 and $61,250, respectively.

On June 29, 2004, the Company issued 45,455 shares of Company common stock pursuant to the exercise of warrants to purchase Company common stock at $1.10 per share, for a total exercise price of $50,001. The shares were issued in cancellation of Company debt totaling $50,001.

For the three months and nine months ended September 30, 2004 and 2003, the Company did not issue any stock-based awards. Therefore, there is no pro forma stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(8)     Shares outstanding / weighted-average shares The following summarizes the shares outstanding and weighted average common shares outstanding for the nine months ended September 30, 2004 and 2003.

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Common and common equivalent shares
outstanding at beginning of period	9,871,454	7,877,038	9,790,999	7,877,038
Common shares issued for cash	—	348,339	—	348,339
Common shares issued for services	—	—	35,000	—
Common shares issued for warrants exercised	—	—	45,455	—

Common and common equivalent shares
outstanding at end of period	9,871,454	8,225,377	9,871,454	8,225,377

Historical common equivalent shares
outstanding at beginning of period	9,871,454	7,877,038	9,790,999	7,877,038
Weighted average common shares issued
during period	—	268,827	40,848	90,594

Weighted average common shares
outstanding - basic and diluted	9,871,454	8,145,865	9,831,847	7,967,632

(9)    Supplemental balance sheet information

	September 30, 2004	December 31, 2003

Rents and accounts receivable, net:
Rents and accounts receivable	$1,771,216	$493,701
Allowance for doubtful accounts	(61,331)	(124,000)

Total rents and accounts receivable, net	$1,709,885	$369,701

Property and equipment, net:
Trailer and semi-trailer equipment	$2,444,413	$2,698,130
Vehicles	66,682	43,756
Furniture and computer equipment	129,060	126,525

	2,640,155	2,868,411
Accumulated depreciation	(1,012,665)	(965,236)

Total property and equipment, net	$1,627,490	$1,903,175

(10)     Commitments As of September 30, 2004, the Company had committed to purchase additional trailers in 2004 from Hyundai, towards which the Company had made a down payment of $286,566. Under the terms of the commitment, the remaining balance due of approximately $1,600,000 must be paid to Hyundai upon delivery of the trailers, which is expected to occur during the next four months, by January 2005. In addition, the Company has begun to place orders for 2005 delivery, in an attempt to ensure an uninterrupted supply sufficient to meet anticipated customer demand.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words “believes,”“anticipates”, “plans,” “expects,” and similar expressions, are intended to identify forward-looking statements. In addition, forward- looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

        We have invested in equipment essential to the Mexican trucking industry in the belief that NAFTA fosters an environment of confidence and stability necessary to make long-term investments. Through REMEX, our lease/rental subsidiary in Mexico, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment, which are leased to our customers under operating lease contracts that are denominated in U.S. dollars. Through RESALTA, our trailer sales company, we have the exclusive right to sell Hyundai truck trailers and related equipment in Mexico from Hyundai Translead, a subsidiary of the Korean construction, engineering and manufacturing company. RESALTA markets and distributes Hyundai trailer products through a number of locations in Mexico.

Results of Operations

        Consolidated net sales and rental income for the third quarter ended September 30, 2004 was $1,965,790 compared with $1,972,579 for the same period last year. The 2004 sales were made up of two components: trailer sales of $1,800,488, which grew by 1.1%, and lease/rental income of $165,302, which declined 13.5%, offsetting each other, resulting in no growth in consolidated sales. Trailer sales growth was driven by increased sales volume, resulting from our continuing emphasis on expanding sales in Mexico. In January 2003, we intensified our focus on developing our sales infrastructure by opening a new trailer sale and storage facility in a strategic area of Mexico City, significantly improving customer awareness of our operations and our products. In addition, the new facility strengthened our capacity to respond more rapidly to customers. As we continue to direct our working capital towards increased sales, we have reduced our equipment lease portfolio by approximately 10% compared to the third quarter of last year, with the resulting decline in lease/rental income.

        For the nine months ended September 30, 2004, consolidated net sales and rental income increased 21.8% to $4,693,861, compared to $3,853,641 in the same period last year. This increase was a result of increased trailer sales, partially offset by reduced lease/rental income.

        Gross margin consists of net sales and rental income less cost of sales and operating leases. For the third quarter ended September 30, 2004, gross margin declined 18.9% to $187,238 compared with $230,844 for the same period last year. This decline in gross margin was due, in part, to pricing pressures on trailer sales, as well as the impact of the decline in lease/rental sales and increases in operating costs of the leasing business.

        For the nine months ended September 30, 2004, gross margin increased 11.6% to $534,538 compared with $479,053 for the same period last year. This improvement resulted primarily from the increase in consolidated net trailer sales, partially offset by the decline in lease/rental sales.

        Selling, general and administrative expense for the third quarter ended September 30, 2004 was reduced by $117,085 or 20.0%, to $468,242 compared to $585,327 for the same period last year. This decrease was due, in part, to our efforts in reducing corporate administrative costs, including a voluntary salary reduction program for company executives in the U.S. corporate offices, which was implemented on January 1, 2004. In addition, the 2003 expenses for the same period included additional costs incurred in connection with complying with initial legal and regulatory requirements of being a public company.

        For the nine months ended September 30, 2004, selling, general and administrative expense increased slightly by $3,865, or 0.3%, to $1,382,401 compared to $1,378,536 for the same period last year. This increase was a result of the additional costs to operate our new trailer sales/storage facility in Mexico City, offset by our expense reduction efforts.

        Operating loss consists of net sales and rental income less cost of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $281,003 for the third quarter ended September 30, 2004, compared with $354,483 for the same period last year. This operating loss decrease of $73,480 resulted from the reduction of selling, general and administrative expenses in 2004, partially offset by the decline in gross margin.

        The operating loss for the nine months ended September 30, 2004 was reduced by $51,620 to $847,863 compared with $899,483 for the same period last year. This decrease resulted from the higher sales and gross margin.

        Net interest expense for the three and nine months ended September 30, 2004 was $67,065 and $184,007, compared with $140,895 and $419,374, respectively, for the same periods last year. These reductions are associated with lower debt levels in 2004, resulting from the conversion of stockholder debt into Company common stock on October 21, 2003.

        Other expense (net), which primarily is foreign exchange gains/(losses), was a gain of $18,724 in the third quarter of 2004, compared to a loss of $23,943 in the same period last year. This improvement of $42,667 was due to fluctuations of the Mexican peso exchange rate in relation to the US dollar during the quarter, which benefited our conversion of the foreign currency financial results into the US dollar based financial statements this year. For the nine months ended September 30, 2004, other expenses (net) was a loss of $5,861, compared to a loss of $76,196 for the same period last year. The improvement in 2004 resulted from the offset of the gain in the third quarter against the losses incurred in the first six months of the year. The exchange rate fluctuations in the first nine months of 2003 were less beneficial to our monetary position than in 2004, resulting in greater foreign exchange losses.

        Income taxes of $7,982 and $24,521 were accrued for the three and nine months ended September 30, 2004, respectively, compared with $4,930 and $14,709, respectively, in the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

        We recognized a net loss of $337,326 or $0.03 per diluted share, for the third quarter ended September 30, 2004, compared with a net loss of $524,251, or $0.06 per diluted share, for the same period last year. The reduction in net loss was due to lower selling, general and administrative expenses and reduced interest expense, partially offset by the decline in gross margin.

        For the nine months ended September 30, 2004, our net loss was $1,062,252 or $0.11 per diluted share compared with a net loss of $1,409,762, or $0.18 per diluted share, for the same period last year. This reduction in net loss was due to higher net sales and gross margins, coupled with reduced interest expense and foreign exchange losses.

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

        Net cash used in operating activities was $1,101,891 for the first nine months of 2004, compared with $1,588,379 for the same period last year. Net operating cash used in the current period decreased compared to the same period of last year, primarily due to decrease in the net loss, the reduction of inventory and the increase in accounts payable, partially offset by the increase in rents and other receivables. As we sold trailers during the first nine months of 2004, we reduced inventory levels. However, the majority of sales made in September 2004 were with credit terms to be paid in October, resulting in a large increase in accounts receivable.

        During the nine months ended September 30, 2004, we acquired property and equipment of $32,625, offset by proceeds of $102,464 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $88,198 and $295,129, respectively, for the nine months ended September 30, 2003. As a result, net cash provided by investing activities was $69,839 for the nine months ended September 30, 2004, compared to $191,677 for the nine months ended September 30, 2003.

        During the nine months ended September 30, 2004, we received proceeds from the issuance of debt totaling $1,237,610, which was partially offset by debt repayment of $260,000. During the same period last year, we received proceeds from the issuance of debt of $1,217,433, which was partially offset by repayments of debt totaling $100,581. In addition, we received proceeds of $609,593 from the sale of common stock which were partially offset by offering costs of $182,016. As a result, net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 was $977,610 and $1,544,429, respectively.

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

        As of September 30, 2004, we had committed to purchase additional trailers in 2004 from Hyundai for sale or lease, for which we had made partial advance payments of $286,566. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $1,600,000, upon taking delivery of the trailers, which we expect to occur during the next four months, by January 2005. In addition, we have begun to place orders for 2005 delivery, in order to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2005.

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

        As of September 30, 2004, our net working capital was $92,377, compared to $794,493 as of December 31, 2003. This change of $702,000 is due, in part, to the shift of approximately $950,000 of debt to short-term from long-term, as well as additional net loss incurred during the nine months ended September 30, 2004, partially offset by the increase in rents and accounts receivable. We believe that the cash expected to be generated by operations, plus the cash expected to be received from private debt and/or equity placements, will provide us with sufficient funds for the next eighteen months, and to satisfy obligations as they become due. If we experience occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman.

Item 3. CONTROLS AND PROCEDURES

        (a)        Evaluation of disclosure controls and procedures

        Company management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the person performing the functions of Chief Financial Officer (“CFO”), has evaluated the effectiveness the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company did not file, nor was it required to file, any reports on Form 8-K during the third quarter ended September 30, 2004.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.
Dated: November 15, 2004	By:	/s/ Fred C. Boethling

Fred C. Boethling, President, Chief Executive Officer and Director