Form 10KSB
period 2004-12-31
CAPSOURCE FINANCIAL INC
filed 2005-04-15
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for the fiscal year ended December 31, 2004 were $7,217,275.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of April 8, 2005 was approximately $300,000.

The Registrant had 11,235,800 shares of Common Stock outstanding as of April 8, 2005.

The following documents are incorporated by reference: Registrant's prospectus filed pursuant to Rule 424(b)(3) on April 7, 2003.

Transitional Small Business Disclosure Format (check one): YES ( ) NO (X)

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------

PART I.........................................................................3
   ITEM 1.     DESCRIPTION OF BUSINESS.........................................3
   ITEM 2.     DESCRIPTION OF PROPERTY.........................................9
   ITEM 3.     LEGAL PROCEEDINGS...............................................9
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9
PART II.......................................................................10
   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......10
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS...........................14
   ITEM 7.     FINANCIAL STATEMENTS...........................................18
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................18
   ITEM 8A.    CONTROLS AND PROCEDURES........................................19
   ITEM 8B.    OTHER INFORMATION..............................................19
PART III......................................................................20
   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........ 20
   ITEM 10.    EXECUTIVE COMPENSATION.........................................22
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.23
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................25
   ITEM 13     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K........25
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................26
SIGNATURES....................................................................28

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

         A holding company structure was adopted and the business's name was changed to CapSource Financial, Inc. to reflect our business strategy more accurately. Since that time, CapSource has operated independently from TMI and its subsidiary and a member of the current management group has invested approximately $7.56 million of additional equity capital in the Company.

                                    BUSINESS
GENERAL

         CapSource Financial, Inc. is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its two wholly owned Mexican operating subsidiaries. As is customary in Mexico, the operating companies have an associated service company that employs all of the personnel who perform services for the operating companies. The service company invoices the operating companies for the total personnel costs incurred on a monthly basis. This operating structure, which is common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities.

         RESALTA, CapSource's wholly owned subsidiary, sells new Hyundai truck trailers and related equipment in Mexico, as well as used trailer equipment and trailer repair services. RESALTA was formed in 2001 to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and parts. Hyundai markets its products directly and through a network of dealers in the U.S.

         REMEX, CapSource's wholly owned subsidiary, the successor to Mexican-American-Canadian Trailer Rentals' Mexican operations, operates primarily as the equipment leasing arm of CapSource, with headquarters in Mexico City. REMEX currently leases truck trailers and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2004, REMEX had 146 units in its lease/rental pool with an approximate aggregate cost of $2,400,000, of which 110 were on lease. All leases are operating leases, whereby we retain title to and ownership of the equipment.


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


BUSINESS AND EXPANSION STRATEGY

         CapSource's executive management works with the operating company management team at REMEX and RESALTA to formulate and implement business plans and strategies consistent with our overall corporate goals. Our subsidiaries are party to inter-company service agreements whereby the parent company provides management services in exchange for a fee. Operating company management personnel direct the operating companies based on established goals. Investment and capital allocation decisions are made by the executive management and board of directors of CapSource.

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


REMOLQUES Y SISTEMAS ALIADOS DE TRANSPORTACION, S.A. DE C.V. (D/B/A  RESALTA)

         On November 17, 2000, CapSource executed an agreement with Hyundai Translead, giving CapSource and/or its subsidiary RESALTA, exclusive distribution rights for Hyundai truck trailers and related equipment in Mexico. The original agreement has been subsequently renewed, providing CapSource with continuing exclusivity until at least 2007.

         HYUNDAI AGREEMENT. On February 11, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the new contact, Hyundai grants RESALTA, the exclusive right to sell Hyundai trailers and parts in Mexico. In addition, Hyundai Translead will provide a credit facility of $1,000,000 to facilitate the Company's inventory of Hyundai trailers in Mexico. In contrast with the prior contract, the new agreement does not require the Company to meet any minimum purchase requirements. The contract expires in November of 2007.

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

         RESALTA completed its first sale in August 2001. The overall economic downturn, exacerbated by the tragic events of September 11, 2001, negatively impacted our entry into the Mexican market. After suffering sporadic sales in early 2002, our sales, revenue and earnings began to grow by the second half of that year. In the first quarter of 2003, as we focused our efforts on improving customer service and increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, we opened a new trailer sales facility in Mexico City, hiring a full-time general manager to direct the sales/distribution operations. Consequently, in 2003, we achieved a 70% trailer sales volume growth versus 2002. Subsequently, in 2004, our volume continued to climb, increasing an additional 20% over 2003. Our 2004 volume growth was slowed by a lack of trailers available for sale in 2004.

INVENTORY SUPPLY

         The effective management of trailer inventory is critical to CapSource's success. The Company's primary supplier is Hyundai Translead, which produces all of its trailers for distribution in North America, at its one large production facility in Tijuana, Mexico. In January 2004, the demand for additional trucking equipment in North America increased significantly. Hyundai, as well as most of the other North American trailer manufacturers, experienced a backlog of orders for trailer production. Accordingly, we experienced some delivery delays and shortages from Hyundai, causing some customers to seek alternate suppliers. This backlog continued through November of 2004. As of December 31, 2004, we had an adequate supply of inventory, as the order backlog seems to have abated. In addition, we had committed inventory production orders with Hyundai for 2005. We anticipate that Hyundai will provide us with sufficient trailer volume during 2005, to allow us to continue our growth without hindrance. However, there is no assurance that Hyundai will not experience additional delivery delays or shortages during 2005.

RENTAS Y REMOLQUES DE MEXICO, S.A. DE C. V. (D/B/A REMEX)

         REMEX is engaged in equipment leasing with headquarters in Mexico City. REMEX currently focuses on leasing truck trailer equipment to customers of RESALTA, which prefer to lease rather than buy. REMEX's primary customers are contract carriers and private fleets. REMEX will consider leasing other types of capital equipment where market conditions are favorable.

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

         Mid-term operating lease rates are usually higher than finance lease rates but lower than short-term rental rates. REMEX leases generally result in the recovery of the full cost of the leased equipment during the initial term of the lease. However, to realize an acceptable return on our investment, we must re-lease or sell the equipment. Accordingly, at the beginning of each lease, REMEX estimates the value of the used equipment or residual value at the end of the term of the lease. To the extent that the sale or release of the equipment results in more or less proceeds to REMEX than the residual value that is carried on REMEX's book, the actual profit and rate of return on the invested capital will vary. REMEX focuses on mid-term operating leases because it believes that such leases provide the optimal balance between risk and return - a high rate of return on invested capital and an acceptable level of risk.

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

         REMEX's servicing responsibilities generally include billing, processing payments, paying taxes and insurance and performing collection and liquidation functions. Currently, REMEX performs all of the servicing functions for its leases. REMEX primarily acquires trailers and related equipment from Hyundai Translead, through RESALTA. Equipment purchasing is generally driven by the lessee's requirements. The lessee usually specifies the type of equipment to be leased. Specifications typically include:

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

         We have one customer who represents more than ten percent of REMEX's rental income. The loss of this significant customer could have a material adverse effect on our business. We can offer no assurance that this significant customer will continue to choose REMEX for its trailer rental needs.

         REMEX ASSET POOL. As of December 31, 2004, REMEX had 146 units in its lease/rental asset pool with an original cost of $2.40 million. Our utilization rate was 75%, as several units that came off lease during the fourth quarter of 2004, were not released until early in 2005. As of March 21, 2005, our utilization rate is 85%. Utilization is a key measure of a leasing company's operating performance. Based on in-house research, leasing company utilization in the U.S. generally falls in the range of 65-85%. REMEX's utilization historically has exceeded 85%.

         REMEX AND RESALTA SERVICE SUBSIDIARY. As is the custom in Mexico, REMEX and RESALTA have an associated service company. The assets reside in the primary operating subsidiaries, while the service company employs the employees. The sole purpose for the service company is to hire and retain the employees who provide the services. The service company has a service contract with the operating companies and invoices them for the total personnel costs incurred on a monthly basis. This operating structure, which is the common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities. The service company for REMEX and RESALTA is Opciones Integrales de Arrendamiento, S.A. de C.V. REMEX, RESALTA and their service company are located in Mexico City and are wholly owned by CapSource. However, because Mexican law requires that all Mexican companies have a Mexican shareholder, Lynch Grattan, our director of Mexican operations, holds one share each of REMEX, RESALTA and their service company to comply with Mexican law.

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

EMPLOYEES

         At December 31, 2004, we had 17 full-time and no part-time employees, and one consultant supplying financial management services. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition to our employees, we have exclusive contracts with several independent sales representatives to sell trailers and parts throughout Mexico.

REPORTS TO SECURITY HOLDERS

         The Company is required as a reporting company under the Security and Exchange Act of 1934 to file annual, quarterly and current reports electronically with the SEC. The Company was delinquent in filing Form 10-KSB for the fiscal year ended December 31, 2003. However, the delinquent Form 10-KSB was filed May 4, 2004. This report and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov). The Company expects to deliver an annual report to security holders for the fiscal year ended December 31, 2004. CapSource will prospectively furnish to stockholders:

o an annual report containing financial information audited by our independent registered public accounting firm;
o unaudited financial statements for each quarter of the current fiscal year; and
o additional information concerning the business and operations of CapSource as deemed appropriate by the Board of Directors.

The Company also maintains an Internet website at www.capsource-financial.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         We sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 1250 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302, under a renewable lease that will expire on May 31, 2006. Mr. Boethling is reimbursed in the approximate amount of $1,500 per month for the use of this space. We also reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,800. RESALTA and REMEX together lease a 32,000 square feet trailer sales / storage yard, along with approximately 3,400 square feet of commercial office space in Mexico City, from an unrelated third party, under a renewable lease expiring December 31, 2005, at a rental rate of approximately $7,600 per month. RESALTA also leases approximately 18,000 square feet of trailer sales / storage yard, along with approximately 500 square feet of commercial office space in Monterrey, Mexico from an unrelated third party under a renewable lease that will expire March 31, 2007, at a rental rate of approximately $2,430 per month. We believe that our facilities are adequate for our foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may become involved in various claims and lawsuits incident to the operation of our business, including claims arising from accidents or from the delay or inability to meet our contractual obligations. We do not have any pending or threatened actions at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company incorporates by reference the information contained in
Schedule 14C Information Statement filed on June 23, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

         The Company currently is listed on the NASDAQ over-the-counter bulletin board (OTC:BB) under the trading symbol: CPSO. After concluding the initial public stock offering in 2003, the shares of Company stock began trading on January 5, 2004.

         The ranges of high and low bid information for the Company's common equity each quarter within the last two fiscal years are as set forth below:

YEAR ENDED DECEMBER 31, 2004              High                 Low
----------------------------              ----                ----
Quarter ended December 31, 2004           $1.30               $0.55
Quarter ended September 30, 2004          $1.30               $1.30
Quarter ended June 30, 2004               $1.50               $1.30
Quarter ended March 31, 2004              $1.40               $1.25

YEAR ENDED DECEMBER 31, 2003
----------------------------
The Company concluded its initial public stock offering in July 2003, having sold 348,339 shares of Company common stock at $1.75 per share. Subsequent to the conclusion of the initial public stock offering, there were no bids to purchase Company common stock during the remainder of the year ended December 31, 2003.

The over the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There can be no assurance that an active public market for the common stock will be created, continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

Holders:
--------

         There were approximately 65 holders of record of the Company's common stock as of December 31, 2004.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                                             Equity Compensation Plan Information
                                                             ------------------------------------

                     Plan category               Number of securities to be    Weighted average exercise     Number of securities
                                                  issued upon exercise of         price of outstanding     remaining available for
                                                    outstanding options,         options, warrants and         future issuance
                                                    warrants and rights                  rights

                                                            (a)                           (b)                        (c)

         Equity compensation plans approved by                 0                          N/A                     550,000
         security holders,  2001 Stock Option Plan

         Equity compensation plans not approved by       887,334                        $1.44                          --
         security holders,  Discretionary Warrants

         Total                                           887,334                        $1.44                     550,000


WARRANTS

         At December 31, 2004, we had outstanding warrants to purchase a total of 887,334 shares of common stock exercisable at prices ranging from $0.80 per share to $5.00 per share and expiring at varying times through December 31, 2009. Such warrants were issued in a number of financing transactions, in connection with consulting arrangements, underwriting agreements and as compensation to members of the Board of Directors. See "Director Compensation". The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

OPTIONS AND 2001 STOCK OPTION PLAN

         Effective February 16, 2001, our Board of Directors and Stockholders adopted the 2001 Omnibus Stock Option and Incentive Plan. This plan provides for the grant of options to purchase shares of common stock to our key employees, directors and advisors. The aggregate number of shares of common stock that can be awarded under the plan is 550,000. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair value of CapSource's underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a person holding 10% or more of our stock. However, we do not intend to issue any options with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability. There are currently no outstanding options to purchase shares under the 2001 Stock Option Plan.

                                 NOTE FINANCING

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and the principal amounts due as of December 31, 2004:

                                  Principal
                                    Amount        Date           Rate        Convertible        Conversion Rate         Maturity
                                  -----------    --------     ------------   -----------   --------------------         --------
Patricia and Gary Dolphus         $    70,000    12/31/03          10%            No       Not Applicable               01/05/06

Frederick J. and Jean D. Huppert  $    50,000    04/16/02          11%           Yes       25% discount to market       04/16/05

Steven J. Kutcher,
(Custodian for
Anthony J. Kutcher, UTMA)         $    40,000    12/31/03          10%            No       Not Applicable               01/05/06

Steven J. Kutcher,
(Custodian for Nicole E.
Kutcher, UTMA)                    $    40,000    12/31/03          10%            No       Not Applicable               01/05/06

                                  Principal
                                    Amount        Date           Rate        Convertible        Conversion Rate         Maturity
                                  -----------    --------     ------------   -----------   --------------------         --------

Irwin Pentel                      $   192,000    12/31/04          10%            No       Not Applicable               01/05/07
Irwin Pentel                      $    50,000    06/17/01          11%           Yes       25% discount to market       06/17/05

Randy Pentel                      $   753,021    12/31/04     Prime + 1.0%        No       Not Applicable               04/15/06
Randy Pentel                      $ 1,100,000    12/31/04         None            No       $0.80 per share            Conversion

Marshall Bank                     $   401,733    12/24/04     Prime + 2.0%        No       Not Applicable               01/24/06

Church of the Risen Messiah
(Credit line up to $250,000 -
interest accrued)                 $   250,000    12/31/03          10%            No       Not Applicable               01/05/05

Joyce L. Birch                    $   504,000    12/31/03          10%            No       Not Applicable               04/01/06

TERMS OF THE NOTES. The notes bear interest at various rates ranging from 6.5% to 11%. Interest on the notes is payable monthly. The principal amount of each note is payable at maturity. The notes mature at various times between January 5, 2005 and January 5, 2007. No commissions were paid in connection with the sale of the notes. The proceeds from the sale of the notes were used to acquire inventory for RESALTA, increase the REMEX's lease/rental fleet and for general corporate purposes. The notes were not issued pursuant to an indenture and no trustee was retained to enforce any of the obligations represented by the notes.

Conversion of Notes. Randy Pentel, the Company's Chairman and majority stockholder agreed to renegotiate the terms of certain notes payable to stockholder in the amount of $1,100,000 as of December 31, 2004 in contemplation of converting the debt to equity. Subsequently, on February 18, 2005, the stockholder converted the related debt to common stock of the Company at a conversion price of $0.80 per common share.

RECENT SALES OF UNREGISTERED SECURITIES

During the past four years, we have sold the following securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. In January 2001, CapSource issued 168,280 shares of common stock to Randolph M. Pentel in exchange for cash of $168,280.

         2. In April 2001, CapSource issued 20,000 shares of common stock, together with warrants to purchase 20,000 shares of common stock at $2.50 per share that expired 5/1/03, and warrants to purchase 20,000 shares of common stock at $5.00 per share that expire 5/1/06 to Gary and Patricia Dolphus in exchange for cash of $50,000.

         3. In May 2001, CapSource issued a 12%, $192,280 convertible promissory note to Irwin Pentel in exchange for cash of $192,280. The note subsequently matured and was renewed as a non-convertible note, and matures January 5, 2007.

         4. In June 2001, CapSource issued a 12%, $554,880 (interest accrued) promissory note to Randolph M. Pentel in exchange for cash of $544,880. The note was to mature on December 31, 2003, but was converted to common stock of the Company prior to that date.

         5. In June 2001, CapSource issued an 11%, $50,000 convertible promissory note to Irwin Pentel in exchange for $50,000. The note is convertible to common stock at a 25% discount to market price and matures June 2005.

         6. In August 2001, CapSource issued a 12%, $53,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $53,000. The note was convertible to common stock at a 25% discount to market price and matured August 2003. That note matured and was cancelled by the Company without conversion.

         7. In October 2001, CapSource issued a 14%, $87,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $87,000. The note was convertible to common stock at a 25% discount to market price and matured October 2003. Upon maturity, the Company cancelled $17,000 of the note without conversion. The remaining balance of $70,000 was renewed as a non-convertible note, 10% interest, and matures January 5, 2006.

         8. In November 2001, CapSource issued a 12%, $40,000 convertible promissory note to Steven J. Kutcher, Custodian for Anthony J. Kutcher, UTMA, in exchange for cash of $40,000. The note was convertible to common stock at a 25% discount to market price and matured November 2003. It was subsequently renewed as a non-convertible note, 10% interest, and matures January 5, 2006.

         9. In November 2001, CapSource issued a 12%, $40,000 convertible promissory note to Steven J. Kutcher, Custodian for Nicole J. Kutcher, UTMA, in exchange for cash of $40,000. The note was convertible to common stock at a 25% discount to market price and matured November 2003. It was subsequently renewed as a non-convertible note, 10% interest, and matures January 5, 2006.

         10. In December 2001, CapSource issued a 9.25%, $269,000 (interest accrued) convertible promissory note to Randolph M. Pentel, in exchange for cash of $269,000. The note was convertible to common stock at $1.00 per share and was to mature December 2004. It was converted to common shares of the Company prior to that date.

         11. In February 2002, CapSource issued a 12%, $50,000 convertible promissory note to Patricia and Gary Dolphus, in exchange for cash of $50,000. The note was convertible to common stock at a 25% discount to market price and matured February 2004. The note was not paid by the Company upon maturity, and as such, was converted to a note payable on demand. It was subsequently paid on June 29, 2004 and cancelled by the Company.

         12. In April 2002, CapSource issued an 11%, $50,000 convertible promissory note to Fredrick J. and Jean D. Huppert in exchange for cash of $50,000. The note is convertible to common stock at a 25% discount to market price and matures February 2005.

         13. In July 2002, CapSource issued a 12%, $250,000 promissory note to the Church of the Risen Messiah in exchange for cash of $250,000. The note matured December 2002. The note was note paid by the Company upon maturity, an as such, was converted to a note payable on demand.

         14. In August 2002, CapSource issued 29,143 shares of common stock to Randolph M. Pentel in exchange for cash of $51,000.

         15. In October 2003, CapSource issued 1,461,680 shares of common stock to Randolph M. Pentel in connection with the conversion of notes in the amount of $2,064,133 made by Randolph M. Pentel.

         16. In October 2003, CapSource issued 42,971 shares of common stock to Steven E. Reichert in exchange for accrued compensation valued at $75,200.

         17. In October 2003, CapSource issued 60,971 shares of common stock to Fred C. Boethling in exchange for accrued compensation valued at $106,700.

         18. In March 2004, CapSource issued 35,000 shares of common stock to CEOcast, Inc. in exchange for services valued at $61,250.

         19. On June 29, 2004, CapSource issued 45,455 shares of common stock for the exercise of warrants to buy the stock at $1.10 per share. The shares were valued at $50,000.

         20. We have issued warrants to officers, directors and others from time to time, aggregating 1,017,334 shares, at exercise prices between $0.80 and $5.00. Some of the warrants were issued for board participation, some as compensation for services, and some as companion to convertible note offerings. As of December 31, 2004, there are 887,334 warrants outstanding.

         The above transactions were made in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act, and Rules 504, 505 and 506 of Regulation D. The purchasers of such securities acquired the securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear (or will bear upon issuance, in the case of convertible securities) a legend stating that the securities may not be offered, sold or transferred other than pursuant to an effective Registration Statement under the Securities Act, or an exemption from such registration requirements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of CapSource's financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as set forth elsewhere in this Form 10-KSB. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to lease revenue, depreciation rates, impairment of equipment, residual values, allowance for doubtful accounts, income tax valuation allowance, the fair value of beneficial conversion features and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

         BENEFICIAL CONVERSION OPTION. In connection with the issuance of certain debt instruments, we grant the holders the option to convert the debt into our common stock at a beneficial conversion rate. The fair value of the beneficial conversions is based on the average trading price of the Company common stock as of the most recent trading day prior to the conversion date.

         FOREIGN EXCHANGE. The financial statements of our Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense) in the Company's statement of operations.

         The accounts of our Mexican subsidiaries are reported in the Mexican peso; however, as all leases and generally all other activities are denominated in U.S. dollars, the functional currency is the U.S. dollar. For those operations, certain assets and liabilities are remeasured into U.S. dollars at historical exchange rates and certain assets and liabilities are remeasured into U.S. dollars at period-end exchange rates. Income and expense accounts are remeasured at average monthly exchange rates. Net exchange gains or losses resulting from translation of those assets and liabilities, which have been translated into U.S. dollars at the period-end exchange rates, are recognized in the results of operations in the period incurred.

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

         LIQUIDITY. Since its inception, the Company has generated losses from operations, and as of December 31, 2004, had an accumulated deficit of $9,534,879, with working capital of $1,502,425. Subsequent to December 31, 2004, on February 18, 2005, the Company's Chairman and largest stockholder converted $1,100,000 of Company notes payable into Company common stock. In addition, he loaned $179,500 to the Company through a long-term note maturing April 15, 2006.

         If the debt of $1,100,000 had been converted to equity as of December 31, 2004, the Company's total stockholders' equity and working capital would have been $1,141,544 and $1,502,425, respectively, as of December 31, 2004.

         We currently are negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. In addition, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2006 if needed, by way of additional debt and/or equity contributions.

         We believe that the cash to be generated by operations, plus the cash to be received from a private debt and/or equity placement will provided the Company with sufficient funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash shortfalls, we expect to cover them with funds provided by the Company's Chairman.

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

RESULTS OF OPERATIONS

PERFORMANCE IN 2004 COMPARED WITH 2003

         Consolidated total revenue for the fourth quarter ended December 31, 2004, increased 7.3% to $2,523,414 compared with $2,352,510 for the same period last year. Total revenue is made up of two components: trailer sales/service revenues, which grew in the fourth quarter of 2004 by $196,948, an increase of 9.1% over the same period of 2003; and lease/rental income, which declined by $26,044 in 2004, a reduction of 12.1% compared to the same period last year. The growth in trailer sales was driven by our continuing emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital investments in trailer sales inventory and facilities, since January 2003, when we opened a new trailer sale and storage facility in a strategic area of Mexico City, increasing our visibility in the Mexican trailer market and improving our ability to respond more rapidly to our customers. However, as explained above in the Inventory Supply section of Item #1, during most of 2004 we suffered a shortage of trailer inventory available for sale, as most trailer manufacturers experienced a strong unexpected growth in demand. Due to the resulting shortages and delays, we had to forego certain sales opportunities during the fourth quarter and the year, which limited our sales volume growth. As we continue to direct our working capital towards increased sales, we have reduced our equipment lease portfolio, with the resulting decline in lease/rental income.

         For the year ended December 31, 2004, consolidated total revenue increased by 16.3% to $7,217,275, compared with $6,206,151 for the same period last year. The increase was a result of increased trailer sales, partially offset by reduced lease/rental income.

         Gross profit consists of total revenue less cost of sales and operating leases. For the fourth quarter ended December 31, 2004, gross profit increased 30.2% to $191,275 compared with $146,872 for the same period last year. This increase in gross profit was due, in part, to the increase in sales volume, partially offset by decline in lease/rental income.

         For the year ended December 31, 2004, gross profit increased 16.0% to $725,813 compared with $625,925 for the same period last year. This improvement resulted primarily from the increase in consolidated trailer sales, partially offset by the decline in lease/rental income.

         Selling, general and administrative expenses for the fourth quarter ended December 31, 2004 were essentially unchanged at $599,228 compared to $598,846 for the same period last year, resulting, in part, from our efforts at reducing corporate administration expenses, including a voluntary salary reduction program for Company executives in the U.S. corporate offices, which was implemented on January 1, 2004.

         For the year ended December 31, 2004, selling, general and administrative expense increased slightly by $4247, or 0.2%, to $1,981,629 compared to $1,977,382 for the same period last year. This limited increase was a result of our expense reduction efforts, offset by additional costs incurred in 2004 to operate our Mexico City sales/storage facility.

         Operating loss consists of net sales and rental income less costs of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $407,953 in the fourth quarter ended December 31, 2004, compared with $451,974 for the same period last year. This operating loss decline of $44,021 resulted principally from the increase in trailer sales and the resulting gross margin improvement.

         The operating loss for the year ended December 31, 2004 was reduced by $95,641 to $1,255,816, compared with $1,351,457 for the same period last year. This decrease resulted from the improvement in trailer sales volume and gross profit, partially offset by the decline in lease/rental income.

         Net interest expense for the three months and year ended December 31, 2004 was $85,213 and $269,220, respectively, compared with $376,421 and $795,795, respectively, for the same periods of 2003. Net interest expense in the fourth quarter and year ended December 31, 2003 include a one-time charge of $291,593, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock on October 21, 2003, prior to its maturity. Excluding the one-time charge, net interest expense in the fourth quarter and year ended December 31, 2003 was $84,828 and $504,202, respectively. The reduction in 2004 is associated with lower debt levels in 2004, resulting from the conversion of the stockholder note.

         Foreign exchange gains (losses) were a loss of $12,674 in the fourth quarter ended December 31, 2004, compared with a loss of $12,111 in the same period last year. The foreign exchange losses incurred during the fourth quarter this year were not significantly different than those incurred during the same period last year, because the exchange rate fluctuations of the Mexican peso in relation to the U.S. dollar were similar during the same periods of both years.

         For the years ended December 31, 2004 and 2003, foreign exchange losses were $18,525 and $88,307, respectively. The improvement in 2004 was because the exchange rate fluctuations in 2004 were more beneficial to our monetary position than in 2003, resulting in less foreign exchange losses.

         Income taxes of $8,081 and $32,602 were accrued for the fourth quarter and year ended December 31, 2004, respectively, compared with $17,270 and $31,979, respectively, for the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income.

         We recognized a net loss of $513,911, or $0.05 per diluted share, for the fourth quarter ended December 31, 2004, compared with a net loss of $857,776, or $0.09 per diluted share, for the same period last year. For the year ended December 31, 2004, net loss was $1,576,163, or $0.16 per diluted share, compared with $2,267,538, or $0.27 per diluted share, for the same period last year. The reduction in the net loss was due to the increase in total revenue and gross profit, coupled with the decrease of interest expense and foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are from borrowings, principally from our majority stockholder. In addition, through our initial public offering that concluded in July 2003, we added approximately $219,000. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory.

         Net cash used in operating activities was $1,648,577 for the year ended December 31, 2004, compared with $1,869,792 for the prior year. Net operating cash used in 2004 decreased compared to last year, primarily due to decrease in the net loss and the reduction of inventory, partially offset by the increase in rents and other receivables and advances to vendors. As we sold trailers during 2004, we reduced inventory levels. However, the majority of sales made in December 2004 were with credit terms to be collected in January 2005, resulting in a large increase in accounts receivable. In addition, advances to vendors increased significantly during the fourth quarter of 2004, as we made deposits to Hyundai Translead to confirm our inventory production orders for 2005.

         During the year ended December 31, 2004, we acquired property and equipment of $82,074 offset by proceeds of $126,914 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $93,458 and $373,732, respectively, during the year ended December 31, 2003. In addition, during 2003 we made a leasehold deposit of $15,254 to lease the new sales/distribution facility in Mexico City. As a result, net cash provided by investing activities was $44,840 for the year ended December 31, 2004, compared to $265,020 for the year ended December 31, 2003.

         During the year ended December 31, 2004, we received proceeds from the issuance of debt totaling $2,659,708, which was partially offset by debt repayment of $995,000. During the year ended December 31, 2003, we received proceeds from the issuance of debt totaling $1,800,324, which was partially offset by debt repayment of $590,756. In addition, we received proceeds of $609,693 from the sale of common stock and issuance of warrants to the underwriter, which were partially offset by offering costs of $182,016 incurred in 2003. As a result, net cash flow provided by financing activities for the years ended December 31, 2004 and 2003 was $1,664,708 and $1,637,245,
respectively.

         On February 18, 2005, the Company's Chairman and largest stockholder converted $1,100,000 of Company notes payable and accrued interest, into Company common stock. If the debt had been converted to equity as of December 31, 2004, our total stockholders' equity would have been $1,151,602 as of December 31, 2004.

         On February 11, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the new contact, Hyundai Translead will provide a credit facility of $1,000,000 to facilitate the Company's inventory of Hyundai trailers in Mexico.

         On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. We are currently negotiating with third party investors to provide us with additional debt and/or equity funding, although no financing agreements have been finalized. In addition, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next twelve months if needed, by way of additional debt and/or equity funding.

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

         We expect that the proceeds to be received from the private placement of additional debt, in addition to cash expected to be generated from operations, will be adequate to provide for our cash requirements for the next twelve months. However, there is no assurance that any additional financing can be obtained for the Company or its subsidiaries.

         Our strategy is to continue to expand operations through acquisitions and to achieve profitability. Future financing may result in dilution to holders of common stock. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with us, will be provided from the proceeds of future debt offerings and additional stock offerings. However, there can be no assurance that suitable acquisition candidates will be identified by us in the future, that suitable financing for any such acquisitions can be obtained by us or that any such acquisitions will occur. Following the completion of our public offering in 2003, we are now incurring additional expenses due to being a public company. Our growth strategy will require expanded support, increased personnel throughout our business, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

         In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2004, we had no material commitments to purchase capital assets. However, we have a commitment to purchase an additional 350 trailers from Hyundai Translead during 2005.

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

         Most of our indebtedness is at fixed interest rates, although a portion of our debt is at variable rates that are based on the prime lending rate. We do not enter into interest rate swaps or any other type of derivative instruments.

OFF-BALACE SHEET ARRANGEMENTS

         None.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's Financial Statements, and the report of BDO-Hernandez Marron y Cia, S.C., independent registered public accounting firm, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 4, 2005, the Company's Board of Directors dismissed KPMG LLP as the Company's independent registered public accounting firm and appointed BDO Hernandez Marron y Cia, S.C. as the Company's independent registered public accounting firm. During the years ended December 31, 2003 and 2004, and the subsequent interim period through the date of dismissal, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

         There have been no disagreements with BDO Hernandez Marron y Cia, S.C. since the date of their appointment.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         All internal control systems no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Compliance with Section 404 of Sarbanes-Oxley Act

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

ITEM 8B. OTHER INFORMATION

         The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ending December 31, 2004 that was not reported.

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

        NAME             AGE              POSITION WITH CAPSOURCE
        ----             ---              -----------------------

Fred C. Boethling         60    President, Chief Executive Officer and Director
Steven Reichert           56    Vice President, General Counsel and Director
Steven J. Kutcher         52    Consultant, Acting as Chief Financial Officer
Lynch Grattan             53    Director
Randolph M. Pentel        44    Director


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

         Mr. Reichert serves as general counsel for CapSource and is responsible for the negotiation of various agreements and general legal matters and is involved in developing and implementing overall financial strategy for CapSource. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners. From 1991 to 1994, Mr. Reichert was associated with the international law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. where he practiced in the area of securities and complex commercial litigation. Prior to that, Mr. Reichert was a founder and Senior Vice President and Director responsible for strategic planning, acquisitions and capital development for Sequel Corporation, a NASDAQ-listed telecommunications company. From 1979 to 1982, Mr. Reichert was a co-founder, Senior Vice President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. From 1966 to 1979, Mr. Reichert was Vice President in charge of the Underwriting Department at Dain Bosworth, Inc., a regional investment banking firm. He is a member of the Board of Arbitrators for the National Association of Securities Dealers. Mr. Reichert received his Juris Doctor degree (Cum Laude) from Hamline University School of Law in 1991 and his undergraduate degree in economics from the University of Minnesota in 1990.

         STEVEN J. KUTCHER. Consultant, Acting as Chief Financial Officer - CapSource Financial, Inc.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has failed to timely file a report under Section 16(a) during 2004.

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

                                                      CapSource Financial, Inc.
                                                     Summary Compensation Table
                                                     --------------------------
                                                           As of 12/31/04

                                                                                   Long Term Compensation
                                     Annual Compensation                           ----------------------
Name and              Fiscal Year  ----------------------------   Consulting       Securities Underlying
Principal Position   Compensation    Salary           Bonus          Fees                 Warrants             All Other (13)
------------------   ------------  -----------   --------------   -----------      -----------------------     --------------
Fred C. Boethling        2004       $101,400       $50,000(12)                        25,000 (9)
CEO &                    2003       $133,800 (2)   $50,000(11)                        25,000 (9)                   $2,569
President                2002       $123,000 (1)                                      25,000 (9)                   $2,318

Steven E. Reichert       2004       $ 65,000       $37,000(12)                        25,000 (9)
Vice President &         2002       $112,800 (4)   $50,000(11)                        25,000 (9)                   $2,569
General Counsel          2003       $108,000 (3)                                      25,000 (9)                   $2,318

Steven J. Kutcher        2004       $ 43,000 (7)                  $41,093 (8)         12,500 (10)
Consultant, CFO &        2003       $123,000                                          25,000 (9)                   $2,569
Vice President           2002       $ 64,000 (5)                  $50,269 (6)         25,000 (9)                   $2,318

(1) Includes $24,300 of compensation earned but not paid in 2002, paid by CapSource common stock issued in October 2003.
(2) Includes $32,400 of compensation earned in 2003, paid by CapSource common stock issued in October 2003.
(3) Includes $10,800 of compensation earned but not paid in 2002, paid by CapSource common stock issued in October 2003.
(4) Includes $14,400 of compensation earned in 2003, paid by CapSource common stock issued in October 2003.
(5)      Represents six months of salary. Employment commenced July 1, 2002.
(6) Executive provided independent consulting services to the Company prior to being employed as CFO effective July 1, 2002.
(7) Represents six months of employment. Employment terminated June 30, 2004.
(8) Executive provided independent consulting services effective July 1, 2004.
(9)      Warrants granted to the executive in his capacity as a director.
(10) Warrants granted to the executive in his capacity as a director for six months.
(11) Incentive for completion of initial public stock offering, granted under 2000 employment agreement; paid by CapSource common stock issued in October 2003.
(12)     Performance incentive.
(13) Represents executive's individual share of executive compensation pool, which consists of 1.5% of REMEX's lease revenue for the fiscal year.

EMPLOYMENT AGREEMENTS

         On December 10, 2000 we entered into employment agreements with Mr. Boethling, Mr. Reichert and Mr. Grattan. Those agreements provide that we will employ Mr. Boethling, Mr. Reichert and Mr. Grattan for a period ending two years after we give written notice of our intention to terminate Mr. Boethling, Mr. Reichert or Mr. Grattan or until they turn 65 years of age, whichever is earlier. The contracts provide for an annual minimum base salary of $96,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company, and the executive's option to receive up to 25% of his base salary in common stock on the basis of one (1) share of common stock for each $1.00 of base salary so designated. Salary accrued in 2002 and 2003 for Mr. Boethling and Mr. Reichert in the amounts $56,700 and $25,200, respectively, was paid by CapSource common stock issued in October 2003, in lieu of cash payment. The employment may be terminated for cause or breach of the contract after opportunity to cure.

STOCK OPTIONS, WARRANTS

         No options were granted to the named executive officers during 2004. Except for warrants for participating on the Board in 2004, no warrants were granted to the named executive officers, and no warrants were exercised by the named executive officers during 2004.

         The following table summarizes the aggregate value of the warrants to which the named executive was entitled at December 31, 2004 by the executive officers named in the Summary Compensation Table.

                                                            Year-End Values

                            Number of Securities Underlying                          Value of Unexercised
                                Unexercised Warrants at                            In-the-Money Warrants at
                                       Year-End                                          Year-End (2)
Name                        Exercisable        Unexercisable                   Exercisable         Unexercisable
----                        -----------        -------------                   -----------         -------------
Fred C. Boethling             125,000(1)             --                              --                 --
Steven Reichert               125,000(1)             --                              --                 --
Steven Kutcher                 82,500(1)             --                              --                 --

----------------------------
(1) These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director.
(2)      Based on an estimated market price of $0.80 per share


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security ownership of certain beneficial owners (5% or greater).
---      ----------------------------------------------------------------

The following table presents information provided to us about the beneficial ownership of common stock as of December 31, 2004, by persons known to us to hold 5% or more of our stock.

                                                                        Number of Shares          Percent of
Name and Address of Beneficial Owner(1)                               Beneficially Owned              Shares
------------------------------------                                  ------------------          ----------
Randolph Pentel(2)..............................................               9,089,200               84.6%

----------------------------
         (1) The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
         (2) Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

(b)      Security ownership of management.
---      ---------------------------------

The following table presents information provided to us as to the beneficial ownership of Common Stock as of December 31, 2004, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

                                                                        Number of Shares          Percent of
Name and Address of Beneficial Owner (1)                              Beneficially Owned              Shares
----------------------------------------                              ------------------          ----------
Fred C. Boethling (2)...........................................                 457,730                4.2%
Steven Reichert (3).............................................                 436,730                4.1%
Randolph Pentel (4).............................................               9,089,200               84.6%
Lynch Grattan (5)...............................................                 125,000                1.2%
Steven Kutcher (6)..............................................                  88,500                 .8%
                                                                              ----------               ----
All directors and officers and as a group (5 persons) (7).......              10,197,160               94.9%
                                                                              ==========               ====

         (1) The addresses of all the named individuals are c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
         (2) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
         (3) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
         (4) Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
         (5) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
         (6) Includes 82,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
         (7) Includes 832,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

The following table presents information about all share and warrant acquisitions by current directors and officers.

                                       Purchase
Name                  # of Shares         Price   # of Warrants    Exercise Price     Type of Consideration            Issue Date
----                  -----------    ----------   -------------    --------------     ---------------------            ----------
Fred C. Boethling           1,250    $    6,250                                       Consulting services              08/19/1996
                          132,366    $    6,169                                       Consulting services              12/01/1998
                          134,643    $    6,169                                       Consulting services              06/11/1999
                            3,500    $    6,125                                       Cash                             07/03/2003
                           60,971    $  106,700                                       Compensation                     10/21/2003
                                                         25,000             $1.10     1999 board participation         06/21/1999
                                                         25,000             $1.10     2000 board participation         12/31/2000
                                                         25,000             $1.30     2001 board participation         04/01/2002
                                                         25,000             $1.75     2002 board participation         12/31/2002
                                                         25,000             $1.75     2003 board participation         12/31/2003
                                                         25,000             $0.80     2004 board participation         12/31/2004

Steven E. Reichert          1,250    $    6,250                                       Consulting services              08/19/1996
                          132,366    $    6,169                                       Consulting services              12/01/1998
                          134,643    $    6,169                                       Consulting services              06/11/1999
                              500    $      875                                       Cash                             07/03/2003
                           42,971    $   75,200                                       Compensation                     10/21/2003
                                                         25,000             $1.10     1999 board participation         06/21/1999
                                                         25,000             $1.10     2000 board participation         12/31/2000
                                                         25,000             $1.30     2001 board participation         04/01/2002
                                                         25,000             $1.75     2002 board participation         12/31/2002
                                                         25,000             $1.75     2003 board participation         12/31/2003
                                                         25,000             $0.80     2004 board participation         12/31/2004


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
                                                         50,000             $1.75     2002 board participation         12/31/2002
                                                         50,000             $1.75     2003 board participation         12/31/2003
                                                         50,000             $0.80     2004 board participation         12/31/2004

Lynch Grattan                                            25,000             $1.10     1999 board participation         06/21/1999
                                                         25,000             $1.10     2000 board participation         12/31/2000
                                                         25,000             $1.30     2001 board participation         04/01/2002
                                                         25,000             $1.75     2002 board participation         12/31/2002
                                                         25,000             $1.75     2003 board participation         12/31/2003
                                                         25,000             $0.80     2004 board participation         12/31/2004

Steven Kutcher              6,000    $   10,500                                       Cash                             07/03/2003
                                                         20,000             $1.10     Compensation for services        06/01/2001
                                                         25,000             $1.75     2002 board participation         12/31/2002
                                                         25,000             $1.75     2003 board participation         12/31/2003
                                                         12,500             $0.80     2004 board participation         12/31/2004

(c)      Changes in control.
---      -------------------

         As of December 31, 2004 there are no arrangements, which may result in a change in control of the Company.

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

         Subsequent to December 31, 2004, on February 18, 2005, Randolph Pentel, a director, converted $1,100,000 of notes payable to him, into 1,375,000 shares of our common stock at a conversion price of $0.80 per share.

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

             *10.10 12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
             *10.11 12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
             *10.12  Conzuelo Shareholder Agreement with Amendment
            ***11.1 Statement Regarding Computation of Per Share Earnings ***14.1 Code of Ethics
              *21.1  List of Subsidiaries
            ***31.1 Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ***31.2 Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ***32.1 Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            ***32.2 Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  + Portions omitted pursuant to a Confidential Treatment Request ("CRT"), which CRT was granted pursuant to a Commission Order as of the effective date of this Registration Statement. The omitted portions have been filed separately with the Commission.
                  * Incorporated by reference to the Company's Registration Statement on Form SB-2 filed October 7, 2002.
                 ** Incorporated by reference to the Company's Registration Statement on Form SB-2 filed October 7, 2002 by the Company's Amendment No. 1 to Form SB-2 filed December 9, 2002.
                ***  Filed herewith.

         The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

REPORTS ON FORM 8-K

         We filed a report on Form 8-K on May 27, 2004 regarding our press release announcing the resignation of our Chief Financial Officer.

         We filed a report on Form 8-K on March 7, 2005 regarding the change of our independent registered public accounting firm.

         We filed a report on Form 8-K/A on March 18, 2005 regarding the change of our independent registered public accounting firm, and the letter of agreement from the former accounting firm.

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following fees have been, or will be, billed by BDO Hernandez Marron y Cia S.C. and KPMG LLP, the Company's independent auditors for the fiscal years ending December 31, 2004 and December 31, 2003, respectively.

AUDIT FEES

         The aggregate fees billed or to be billed by KPMG LLP for services for the fiscal years ended December 31, 2004 and December 31, 2003, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $48,000 and $122,000, respectively.

         The aggregate fees billed or to be billed by BDO Hernandez Marron y Cia S.C. for services for the fiscal years ended December 31, 2004 and December 31, 2003, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $100,000 and $0, respectively.

AUDIT-RELATED FEES

         The Company did not incur any audit-related fees for the fiscal years ended December 31, 2004 or December 31, 2003.

TAX FEES

         The aggregate fees billed by KPMG LLP for services rendered to the Company, for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and December 31, 2003 approximated $6,000 and $6,600, respectively. The Company did not incur any fees with BDO Hernandez Marron y Cia S.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 or December 31, 2003.

ALL OTHER FEES

         The Company did not incur any other fees with KPMG LLP or BDO Hernandez Marron y Cia S.C. for the fiscal years ended December 31, 2004 or December 31, 2003.

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

Dated: April 8, 2005


                                       CAPSOURCE FINANCIAL, INC.



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


Dated: April 8, 2005


        Signature                Title
        ---------                -----


  /s/ Fred C. Boethling
  ---------------------
    Fred C. Boethling            President, Chief Executive Officer and Director


 /s/ Steven E. Reichert
 ----------------------
   Steven E. Reichert            Vice President, General Counsel and Director


  /s/ Steven J. Kutcher
  ---------------------
    Steven J. Kutcher            Person Performing the Function of Chief
                                 Financial Officer


 /s/ Randolph M. Pentel
 ----------------------
   Randolph M. Pentel            Director


    /s/ Lynch Grattan
    -----------------
      Lynch Grattan              Director

               SUPPLEMENTAL INFORMATION FURNISHED WITH FORM 10KSB



No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10-KSB. The Company does expect that proxy materials will be furnished to security holders subsequent to the filing of this Form 10-KSB during 2005. The Company shall furnish copies of any such proxy materials to the Commission prior to the time it is sent to security holders.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

    (With Reports of Independent Registered Public Accounting Firms Thereon)




                                 C O N T E N T S


                                                                           Page
                                                                           ----

REPORT of HERNANDEZ MARRON Y CIA, S.C., INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                           F - 1

REPORT of KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F - 2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                           F - 3

    Consolidated statements of operations                                 F - 4

    Consolidated statements of stockholders' equity (deficiency)          F - 5

    Consolidated statements of cash flows                                 F - 6

    Notes to consolidated financial statements                            F - 7

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheet of CapSource Financial, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ HERNANDEZ MARRON Y CIA, S.C.

                                        Bernardo Soto Penafiel, CPA
                                        Partner

Mexico City, Mexico
April 8, 2005

            Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheet of CapSource Financial, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                        /S/ KPMG LLP


Denver, Colorado
April 27, 2004

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
                   ASSETS
Current assets:
   Cash and cash equivalents                                                   $   211,896    $   150,925
   Rents and accounts receivable, net of allowance for doubtful
      accounts of $9,700 and $124,000 in 2004 and 2003, respectively             1,286,252        369,701
   Mexican value added taxes receivable                                             34,803        255,299
   Inventory                                                                       539,830      1,032,390
   Advances to vendors                                                             788,255        287,540
   Prepaid insurance and other current assets                                       99,926         69,071
                                                                               -----------    -----------
           Total current assets                                                  2,960,962      2,164,926

Property and equipment, net                                                      1,545,813      1,903,175

Other assets                                                                        94,060         99,549
                                                                               -----------    -----------
           Total assets                                                        $ 4,600,835    $ 4,167,650
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $ 1,009,134    $   773,909
   Deposits and advance payments                                                    91,855         95,030
   Notes payable                                                                   259,945        400,926
   Convertible notes payable, net of discount                                       97,603         49,162
   Payable to stockholder                                                               --         51,406
                                                                               -----------    -----------
           Total current liabilities                                             1,458,537      1,370,433
                                                                               -----------    -----------

Long-term liabilities:
   Notes payable                                                                 1,247,733      1,096,000
   Convertible notes payable, net of discount and current portion                       --         84,106
   Payable to stockholder, net of discount                                       1,499,921        100,000
                                                                               -----------    -----------
           Total long-term liabilities                                           2,747,654      1,280,106
                                                                               -----------    -----------

           Total liabilities                                                     4,206,191      2,650,539
                                                                               -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value. Authorized 100,000,000 shares;
      issued and outstanding 9,860,800 and 9,790,999 shares in
      2004 and 2003, respectively                                                   98,608         97,910
   Additional paid-in capital                                                    9,830,915      9,377,917
   Accumulated deficit                                                          (9,534,879)    (7,958,716)
                                                                               -----------    -----------
           Total stockholders' equity                                              394,644      1,517,111
                                                                               -----------    -----------
           Total liabilities and stockholders' equity                          $ 4,600,835    $ 4,167,650
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------

Sales                                             $ 6,403,004    $ 5,341,901
Rental income from operating leases                   608,705        685,227
Other                                                 205,566        179,023
                                                  -----------    -----------
             Total revenue                          7,217,275      6,206,151
                                                  -----------    -----------

Costs and expenses:
   Direct costs of sales                            6,056,705      5,090,050
   Depreciation and direct costs of trailers
              under operating leases                  434,757        490,176
   Selling, general and administrative expenses     1,981,629      1,977,382
                                                  -----------    -----------

             Total operating expenses               8,473,091      7,557,608
                                                  -----------    -----------

             Operating loss                        (1,255,816)    (1,351,457)
                                                  -----------    -----------

Other expense:
   Interest expense                                  (269,220)      (795,795)
   Foreign exchange losses, net                       (18,525)       (88,307)
                                                  -----------    -----------

             Total other expense, net                (287,745)      (884,102)
                                                  -----------    -----------

             Loss before income taxes              (1,543,561)    (2,235,559)

Income taxes                                          (32,602)       (31,979)
                                                  -----------    -----------

             Net loss                             $(1,576,163)   $(2,267,538)
                                                  ===========    ===========

Net loss per basic and diluted share              $     (0.16)   $     (0.27)
                                                  ===========    ===========

Weighted-average number of shares
              outstanding, basic and diluted        9,841,803      8,337,143
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2004 and 2003

                                          COMMON STOCK           ADDITIONAL                       TOTAL
                                   --------------------------     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                      SHARES        AMOUNT        CAPITAL         DEFICIT        EQUITY
                                   -----------    -----------    -----------    -----------    -------------
Balance at December 31, 2002         7,877,038    $    78,770    $ 6,931,942    $(5,691,178)   $ 1,319,534

Common stock issued for cash           348,339          3,484        606,109             --        609,593
Offering costs                              --             --       (433,005)            --       (433,005)
Conversion of payable to
    stockholder into common stock    1,461,680         14,617      2,049,516             --      2,064,133
Stock-based compensation               103,942          1,039        180,861             --        181,900
Common stock warrants
    issued for services                     --             --         42,494             --         42,494
Net loss                                    --             --             --     (2,267,538)    (2,267,538)
                                   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2003         9,790,999         97,910      9,377,917     (7,958,716)     1,517,111

Exercise of common stock warrants       45,455            454         49,546             --         50,000
Common stock issued for services        35,000            350         60,900             --         61,250
Discount on payable to sharehoder           --             --        353,100             --        353,100
Repurchase of common stock             (10,654)          (106)       (10,548)            --        (10,654)
Net loss                                    --             --             --     (1,576,163)    (1,576,163)
                                   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2004         9,860,800    $    98,608    $ 9,830,915    $(9,534,879)   $   394,644
                                   ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements Cash Flows

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                     2004           2003
                                                                  -----------    -----------
Cash flows from operating activities:
   Net loss                                                       $(1,576,163)   $(2,267,538)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Provision for doubtful accounts                               59,961         32,358
         Depreciation and amortization                                271,682        325,099
         Accretion of discount on convertible notes payable
            and payable to stockholder                                 61,995        203,523
         Accretion of discount on payable to stockholder
            converted to equity prior to maturity                          --        291,593
         Stock-based compensation                                          --        181,900
         Common stock issued for services                              61,250             --
         Changes in operating assets and liabilities:
            Rents and other receivables                              (766,671)      (105,511)
            Inventory                                                 492,560       (769,084)
            Advances to vendors and other current assets             (490,730)       (15,113)
            Accounts payable and accrued expenses                     235,225        323,482
            Deposits and advance payments                              (3,175)       (31,899)
            Other assets                                                5,489        (38,602)
                                                                  -----------    -----------
                     Net cash used in operating activities         (1,648,577)    (1,869,792)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                 (82,074)       (93,458)
   Proceeds from disposition of property and equipment                126,914        373,732
   Deposits and other assets                                               --        (15,254)
                                                                  -----------    -----------
                     Net cash provided by investing activities         44,840        265,020
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from payable to stockholder                             2,396,000      1,279,631
   Proceeds from notes payable                                        263,708        520,693
   Reduction in payable to stockhoder                                (760,000)      (318,570)
   Reduction in notes payable and convertible notes payable          (235,000)      (272,186)
   Proceeds from sales of common stock                                     --        609,593
   Proceeds from warrants issued to underwriter                            --            100
   Offering costs                                                          --       (182,016)
                                                                  -----------    -----------
                     Net cash provided by financing activities      1,664,708      1,637,245
                                                                  -----------    -----------

                     Net increase in cash and cash equivalents         60,971         32,473

Cash and cash equivalents, beginning of the year                      150,925        118,452
                                                                  -----------    -----------

Cash and cash equivalents, end of the year                        $   211,896    $   150,925
                                                                  ===========    ===========

Supplemental cash flow information:
      Cash paid for interest                                      $   198,526    $   180,538
                                                                  ===========    ===========

      Cash paid for income taxes                                  $    42,474    $    24,388
                                                                  ===========    ===========
      Exercise of common stock warrants in cancellation of debt   $    50,000    $        --
                                                                  ===========    ===========
      Stockholder debt converted to common stock                  $        --    $ 2,064,133
                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2004 and 2003

                   Notes To Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      NATURE OF OPERATIONS
                  CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican subsidiaries. The Company operates in one segment, the leasing and selling of trailers, and all operations are in Mexico.

         (B)      LIQUIDITY
                  Since its inception, the Company has generated losses from operations, and as of December 31, 2004, had an accumulated deficit of $9,534,879, with working capital of $1,502,425. On February 18, 2005, the Company's Chairman and largest stockholder converted $1,100,000 of Company notes payable and accrued interest, into Company common stock. In addition, he loaned $179,500 to the Company through a long-term note maturing April 15, 2006.

                  The Company currently is negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. In addition, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2006 if needed, by way of additional debt and/or equity contributions.

                  Company management believes that the cash on hand at December 31, 2004, together with cash expected to be received from a private placement of debt in 2005 and cash expected to be generated from operations, will provide sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company's Chairman.

         (C)      USE OF ESTIMATES
                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include depreciation rates, allowance for impairment of equipment, residual values of operating leases / leased equipment, allowance for doubtful accounts, income tax valuation allowance and the fair value of beneficial conversion features. Actual results could differ significantly from those estimates.

         (D)      PRINCIPLES OF CONSOLIDATION
                  The accompanying consolidated financial statements include the accounts of CapSource Financial, Inc. (CapSource or the Company) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (E)      CASH AND CASH EQUIVALENTS
                  Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less.

         (F)      ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of certain past-due accounts, which are in the legal collection process, and deemed to be improbable as to their collection. In addition, a general percentage allowance is provided for all other past-due accounts, based on account aging. Past-due accounts are charged-off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2004 and 2003, the allowance was increased by $59,961 and $32,000, respectively. Accounts of $174,250 were charged-off against the allowance during the year ended December 31, 2004. No accounts were charged-off during the year ended December 31, 2003.

         (G)      MEXICAN VALUE-ADDED TAX RECEIVABLE
                  Mexican value-added tax receivable is the excess of the value-added tax paid versus the value added tax collected, which the Company is in the process of collecting as a normal value-added tax refund from the Mexican government.

         (H)      INVENTORY
                  Inventory represents trailers purchased for resale and are recorded at the lower of cost or market on a first-in first-out basis.

         (I)      RECOGNITION OF REVENUE FROM EQUIPMENT SALES
                  Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is probable.

         (J)      EQUIPMENT LEASING
                  LEASE ACCOUNTING - The Company's leases are classified as operating leases for all of the Company's leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.

                  Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs
                  (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At December 31, 2004 and 2003, the Company had no Capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other changes in future periods.

         (K)      PROPERTY AND EQUIPMENT
                  Equipment is recorded at cost. Trailer and semi-trailer equipment is depreciated on a straight-line basis over the estimated useful life of ten years. Vehicles are depreciated on a straight-line basis over the estimated useful life of three years. Furniture and computer equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to ten years.

         (L)      INCOME TAXES
                  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to the extent that management cannot conclude that realization of deferred tax assets is more likely than not.

         (M)      EARNINGS PER SHARE
                  The following summarizes the weighted-average common shares issued and outstanding for the years ended December 31, 2004 and 2003:

                                                                        2004          2003
                                                                      ----------    ----------
                  Common and common equivalent shares
                                 outstanding at beginning of year      9,790,999     7,877,038
                  Common shares issued for cash                               --       348,339
                  Common shares issued for services                       35,000            --
                  Common shares issued for warrants exercised             45,455            --
                  Common shares issued for stock-based compensation           --       103,942
                  Common shares issued for conversion of debt                 --     1,461,680
                  Repurchase of common shares                            (10,654)           --
                                                                      ----------    ----------

                  Common and common equivalent shares
                                 outstanding at end of year            9,860,800     9,790,999
                                                                      ==========    ==========

                  Historical common equivalent shares
                                 outstanding at beginning of year      9,790,999     7,877,038
                  Weighted average common shares issued
                                 during year                              50,804       460,105
                                                                      ----------    ----------
                  Weighted average common shares
                                 outstanding - basic and diluted       9,841,803     8,337,143
                                                                      ==========    ==========

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

                  Warrants to purchase 887,334 and 879,834 common shares as of December 31, 2004 and 2003, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company's net losses.

         (N)      COMPREHENSIVE INCOME (LOSS)
                  Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

         (O)      ALLOWANCE FOR IMPAIRMENT
                  An allowance for impairment is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset's value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed annually to determine the adequacy of the allowance for losses. Management's analysis has determined that no impairment exists as of December 31, 2004.

         (P)      FOREIGN EXCHANGE REPORTING
                  The financial statements of the Company's Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense) in the Company's Statementof Operations.

                  The accounts of the Company's Mexican subsidiaries are reported in the Mexican peso; however, all leases and generally all other activities are denominated in U.S. dollars. For those operations, certain assets and liabilities are remeasured into U.S. dollars at historical exchange rates and certain assets and liabilities are remeasured into U.S. dollars at period-end exchange rates. Income and expense accounts are remeasured at average monthly exchange rates.

         (Q)      BENEFICIAL CONVERSION OPTION
                  In connection with the issuance of certain debt instruments, the Company granted the holders the option to convert the debt into equity of the Company at amounts less than the current fair value of its common stock at the date of the transaction. The fair value of the beneficial conversion is based on the average trading price of the Company common stock as of the most recent trading day prior to the conversion date.

         (R)      STOCK-BASED COMPENSATION
                  The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. The Company applies the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

                  The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards (APB 25), with supplemental information as if the fair value recognition provisions of SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION had been applied for each of the two years in the period ended December 31, 2004:

                                                      Year ended December 31,
                                                    ---------------------------
                                                       2004             2003
                                                    -----------     -----------
                  Net loss, as reported             $(1,576,163)    $(2,267,538)
                  Deduct: SFAS No. 123 pro forma
                  compensation expense                 (84,000)        (209,000)
                                                    -----------     -----------

                  Net loss, pro forma               $(1,660,163)    $(2,476,538)
                                                    ===========     ===========

                  Loss per share, pro forma         $     (0.17)    $     (0.30)
                                                    ===========     ===========
                  Loss per share, as reported       $     (0.16)    $     (0.27)
                                                    ===========     ===========

                  For the years ended December 31, 2004 and 2003, the Company had no stock-based compensation determined under APB 25 included in reported net loss.

                  The fair value per share of the warrants granted in 2004 and 2003 were $0.37 and $1.39, respectively. These fair values were estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                     Year ended December 31,
                                                   ---------------------------
                                                      2004             2003
                                                   ----------        ---------
                  Risk-free interest rate              3.63%             2.49%
                  Expected life                      5 years           5 years
                  Expected volatility                 100.0%            110.0%
                  Expected dividend yield               0.0%              0.0%

         (S)      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
                  In November 2004, the FASB issued SFAS 151, "Inventory Costs". SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

                  In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

                  In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation", and APB Opinion 25,

                  "Accounting for Stock Issued to Employees". SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

(2)      PUBLIC OFFERING

         The Company concluded its public stock offering on July 3, 2003, selling 348,339 shares of common stock at $1.75 per share. Proceeds from the offering totaled $609,593, which was offset by offering costs of $433,005, resulting in the net increase to common stock and additional paid-in capital of $176,588.

(3)      PROPERTY AND EQUIPMENT

         At December 31, 2004 and 2003, equipment consists of the following:

                                                    2004            2003
                                                ------------     ------------

         Trailer and semi-trailer equipment     $  2,381,817     $  2,698,130
         Vehicles                                     67,127           43,756
         Furniture and computer equipment            130,024          126,525
                                                ------------     ------------

                                                   2,578,968        2,868,412
         Less accumulated depreciation            (1,033,155)        (965,236)
                                                ------------     ------------

                                                $  1,545,813     $  1,903,175
                                                ============     ============

(4)      FUTURE MINIMUM RENTAL INCOME

         Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2004 are as follows:

                Year ending December 31:
                        2005                                      $  383,882
                        2006                                         329,080
                        2007                                         245,268
                        2008                                         133,478
                                                                 -----------

                                                                 $ 1,091,708
                                                                 ===========

(5)      SIGNIFICANT CUSTOMERS AND SUPPLIERS

         All of the Company's customers are located in Mexico. Revenue from sales and leases are denominated in U.S. dollars. During the years 2004 and 2003, revenue from customers who represent 10% or greater of total revenue are as follows:

                   CUSTOMER                           2004             2003
         -----------------------------             ----------        ----------

         Customer A                                $2,166,600        $1,757,305

         Customer B                                $  736,549        $

         The Company relies primarily on one major supplier, Hyundai Translead, to provide the majority of its inventory for sale or lease.

(6)      NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

         Notes payable consist of unpaid principal and accrued interest, payable at the following rates as of December 31, 2004 and 2003:

                                                        2004           2003
                                                     -----------    -----------
         10.0% notes, due April 1, 2006              $   508,281    $   504,000
         10.0% notes, due January 5, 2005                252,173        250,000
         10.0% notes, due January 5, 2006                151,274        150,000
         10.0% notes, due January 5, 2007                193,631        192,000
         Prime plus 2.0% notes, due January 24, 2006     402,319        400,926
                                                     -----------    -----------
                                                       1,507,678      1,496,926
         Less: current portion                          (259,945)      (400,926)
                                                     -----------    -----------

                                                     $ 1,247,733    $ 1,096,000
                                                     ===========    ===========

         Convertible notes payable consist of unpaid principal and accrued interest, payable on the following due dates at the following rates as of December 31, 2004 and 2003:

                                                        2004           2003
                                                     -----------    -----------
         12% notes, due February 20, 2004            $        --    $    50,000
         11% notes, due August 1, 2005                    50,467         50,000
         11% notes, due June 17, 2005                     50,467         50,000
                                                     -----------    -----------
                                                         100,934        150,000
         Discount on convertible notes payable            (3,331)       (16,732)
                                                     -----------    -----------
                                                          97,603        133,268
         Less: current portion                           (97,603)       (49,162)
                                                     -----------    -----------

                                                     $        --    $    84,106
                                                     ===========    ===========

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

         During the years ended December 31, 2004 and 2003, the Company recognized non-cash interest expense totaling $13,401 and $66,955, respectively, related to the amortization of the beneficial conversion feature discount.

(7)      PAYABLE TO STOCKHOLDER

         Payable to stockholder at December 31, 2004 and 2003 consists of the following:

                                                           2004          2003
                                                        ----------   ----------
         Prime plus 1.0%, unsecured notes payable
            to stockholder with accrued
            interest, due April 15, 2006                $  753,021   $       --
         Non-interest bearing, unsecured convertible
            note payable to Stockholder                  1,100,000           --
         10.0% convertible notes payable to
            stockholder with accrued interest, due
            December 13, 2004                                   --      100,000
         10.0% unsecured notes payable to
            stockholder with accrued interest, due
            January 5, 2005                                     --      100,000
                                                        ----------   ----------
                                                         1,853,021      200,000
         Discount on convertible notes payable                  --      (48,594)
                                                        ----------   ----------
                                                         1,853,021      151,406
         Less: current portion                                  --      (51,406)
                                                        ----------   ----------
                                                        $1,853,021   $  100,000
                                                        ==========   ==========

         The convertible notes payable on December 13, 2004 were convertible to common stock of the Company at a conversion price of $1.00 per common share. On December 31, 2004, the Company issued a non-interest bearing convertible note payable of $1,100,000 to the Company's majority stockholder, replacing the $100,000 note due January 5, 2005, the $100,000 convertible note due December 13, 2004 and $900,000 of other notes due April 15, 2006. The convertible note payable had a conversion price of $0.80 per share, and specified that the Stockholder would convert the debt to Company common stock as soon as practicable. The Company recorded a discount of $353,100 in the year ended December 31, 2004, in connection with the beneficial conversion feature on the issuance of the note to the stockholder. Subsequently, on February 18, 2005, the stockholder converted the note to Company equity. In 2003, payable to stockholder and accrued interest of $2,064,133 was converted into common stock of the Company. The December 31, 2003 consolidated statement of operations includes a charge of $291,593 to interest expense, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock prior to its maturity. Non-cash interest expense recognized for the years ended December 31, 2004 and 2003 totaled $48,594 and $136,568, respectively, related to the amortization of the beneficial conversion feature discount.

         Maturities of the Company's aggregate debt by year are as follows:

          Year ended December 31:
                     2005                                       $   357,547
                     2006                                         1,808,754
                     2007                                           192,000

(8)      INCOME TAXES

         Income tax benefit (expense) for the years ended December 31, 2004 and 2003 differ from the amount computed by applying the U.S. federal income tax rate of 34% because of the following:

                                                            2004        2003
                                                          ---------   ---------

         Computed expected tax benefit                    $ 524,811   $ 760,090
         Reduction (increase) in income taxes resulting
             from:
                 State and local taxes, net of federal
                     benefit and other                       23,003      33,533
                 Alternative foreign tax                    (32,602)    (31,979)
                 Adjustment for changes in enacted tax
                     laws and rates                         178,380     (94,357)
                 True-up of prior year amounts                   --    (193,100)
                 Non-deductible expenses                   (214,373)   (222,285)
                 Increase in valuation allowance           (511,821)   (283,881)
                                                          ---------   ---------

         Income tax expense                               $ (32,602)  $ (31,979)
                                                          =========   =========

         The 2003 reconciliation presented above reflects the true up of prior year amounts, related to the reduction in the Mexico income tax rate, and its impact on temporary differences in prior years.

         Losses before income taxes from U.S. operations were $730,000 in 2004 and $1,150,000 in 2003. Losses before income taxes from Mexican operations were $815,000 in 2004 and $1,085,000 in 2003.

         The net income tax expense of $32,602 and $31,979 in 2004 and 2003, respectively, is an alternative tax on assets incurred by the Company's Mexican operations. This tax is applicable to some corporations that have no taxable earnings.

         The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 and 2003 are presented below:

                                                     2004            2003
                                                   -----------    -----------

         Deferred tax assets:
             Allowance for doubtful accounts       $     2,913    $    39,680
             Accrued expenses and customer
                       Advances                        102,644         73,087
             Net operating loss carryforwards        2,245,501      2,324,471
                                                   -----------    -----------

                 Total gross deferred tax assets     2,751,058      2,437,238
                                                   -----------    -----------

          Deferred tax liabilities:
              Prepaid expenses                          11,684         15,099
              Inventories                              135,779        330,365
                                                   -----------    -----------
                 Total gross deferred tax
                           Liabilities                 147,463        345,464
                                                   -----------    -----------

          Less valuation allowance                  (2,603,595)    (2,091,774)
                                                   -----------    -----------

                 Net deferred tax assets           $        --    $        --
                                                   ===========    ===========

         As of December 31, 2004, the Company had U.S. federal net operating loss carryforwards of approximately $2.8 million, which are available to offset future federal taxable income and expire at various dates from 2017 through 2024. The Company's Mexican operations had net operating loss carryforwards of approximately $5.2 million that will expire at various dates from 2005 through 2024.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences are deductible. Due to historical losses, realization of tax assets is not assured and, accordingly, management has recognized a valuation allowance for all deferred income tax assets for all periods presented.


(9)      COMMON AND PREFERRED STOCK

         The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2004 and 2003, no shares of preferred stock or other classes of common stock have been issued.

         On March 15, 2004, the Company issued 35,000 shares of common stock to a third party, valued at $1.75 per share, for a total of $61,250, as partial compensation for performing public relations services for the Company.

         On June 29, 2004, warrants to purchase 45,455 shares of Company common stock at $1.10 per share were exercised. The shares, valued at a total of $50,000, were issued in cancellation of a demand note payable of the same amount.

         On December 31, 2004, the Company repurchased 10,654 shares of Company common stock at $1.00 per share, from a customer of the Company, accepting the shares as payment of the customer's account receivable balance of $10,654.

         On February 18, 2005, the Company's Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of Company common stock at a price of $0.80 per share.

         In December 2004 and 2003, the Company issued warrants to directors to purchase 137,500 and 150,000 shares of common stock, respectively, at $0.80 and $1.75, respectively. These warrants are immediately exercisable and have a five-year life. The Company applies the intrinsic value based method in accounting for stock options, warrants and awards to employees, and qualified awards to non-employee directors. Accordingly, no compensation expense has been recorded related to the grants in 2004 and 2003 as the exercise price of the warrants is equal to the estimated fair value at the issue date.

         In addition, in August 2003, the Company issued warrants to a third party to purchase 34,834 shares of common stock at $2.45, as partial compensation for performing underwriting services related to the public stock offering of the Company during 2003. These warrants have a four-year life. The Company estimated the value of these warrants to be approximately $42,000, using the Black-Scholes option pricing model, under the following assumptions; volatility of 110%, risk free interest rate of 2.49% and expected dividend yield of 0%. The Company recognized the warrants as a component of additional paid in capital with a corresponding reduction in additional paid in capital to reflect this as a cost of the public offering.

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

         On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the "Plan"). The Plan provides that options to purchase shares of the Company's common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company's common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2004, no options have been issued under the Plan.

         The following summarizes information about outstanding warrants at December 31, 2004:

                                               Weighted-average
                                  Number of        Remaining        Number of
                                   warrants    contractual life     warrants
             Exercise prices     outstanding       (in years)      exercisable
         ---------------------   -----------   ----------------   -------------
                  $0.80              137,500          5.0              137,500
                  $1.10              270,000          1.3              270,000
                  $1.30              125,000          2.3              125,000
                  $1.75              300,000          3.5              300,000
                  $2.45               34,834          2.7               34,834
                  $5.00               20,000          2.3               20,000
                                 -----------                      ------------
                                     887,334          2.8              887,334

         Weighted-average
                exercise price         $1.44                             $1.44
                                 ===========                      ============


(10)     COMMITMENTS AND CONTINGENCIES

         The Company leases office space and trailer sale facilities under noncancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $146,844 and $125,841 for the years ended December 31, 2004 and 2003, respectively.

         Minimum future rental payments required under these leases are as follows:

          Year ending December 31:
                     2005                                    $      120,036
                     2006                                            29,160
                     2007                                             7,290
                                                             --------------

                                                             $      156,810
                                                             ==============

         On February 11, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the new contact, Hyundai grants the Company's Mexican subsidiary, RESALTA, the exclusive right to sell Hyundai trailers and parts in Mexico. In addition, Hyundai Translead will provide a credit facility of $1,000,000 to facilitate the Company's inventory of Hyundai trailers in Mexico. The credit facility is guaranteed by a pledge of 680,000 shares of Company stock owned by its Chairman Randolph Pentel. In contrast with the prior contract, the new agreement does not require the Company to meet any minimum purchase requirements. The contract expires in November of 2007.

         As of December 31, 2004, the Company had committed to purchase an additional 350 trailers from Hyundai Translead for sale or lease. The total purchase price was approximately $7,200,000, towards which the Company had made a down payment to Hyundai of approximately $765,000 as of December 31, 2004.

         During the year ended December 31, 2004, the Company's Mexican leasing subsidiary, REMEX, received a favorable legal judgment awarding it the recovery of disputed lease/rental accounts receivable of $191,517. In addition, the judgment tentatively awards an amount in excess of $100,000 to the Company, to recover associated legal expenses and accumulated interest. Due to unsure aspects involved in collecting these expense reimbursements, the Company has not recognized their recovery in the Company's Statement of Operations for the year ended December 31, 2004, nor will it do so until the amounts are actually collected.

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