Form 10QSB
period 2005-03-31
CAPSOURCE FINANCIAL INC
filed 2005-05-16
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado (State of incorporation)	84-1334453 (IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302
(Address of principal executive offices and Zip Code)

(Registrant’s telephone number)  (303) 245-0515

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

There were 11,235,800 shares of common stock outstanding at May 12, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [   ] No [ X ]

CapSource Financial, Inc.

INDEX

Part I - Financial Information

Part I — Financial Information

Item 1. Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$309,222	$211,896
Rents and accounts receivable, net	2,351,334	1,286,252
Mexican value added taxes receivable	74,091	34,803
Inventory	3,442,012	539,830
Advances to vendors	791,472	788,255
Prepaid insurance and other current assets	87,434	99,926

Total current assets	7,055,565	2,960,962
Property and equipment, net	1,381,221	1,545,813
Other assets	92,982	94,060

Total assets	$8,529,768	$4,600,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,958,669	$1,009,134
Deposits and advance payments	779,252	91,855
Notes payable	1,162,179	259,945
Convertible notes payable, net of discount	87,043	97,603

Total current liabilities	5,987,143	1,458,537

Long-term liabilities:
Notes payable	846,000	1,247,733
Payable to stockholder, net of discount	910,021	1,499,921

Total long-term liabilities	1,756,021	2,747,654

Total liabilities	6,897,164	2,958,458

Commitments and contingencies

Stockholders’ equity:
Common stock	112,358	98,608
Additional paid-in capital	10,933,832	9,830,915
Accumulated deficit	(10,259,586)	(9,534,879)

Total stockholders’ equity	786,604	394,644

Total liabilities and stockholders’ equity	$7,683,768	$3,353,102

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Net sales and rental income	$3,175,518	$1,326,116
Cost of sales and operating leases	(2,928,316)	(1,143,933)
Selling, general and administrative	(531,192)	(419,056)

Operating loss	(283,990)	(236,873)
Interest, net	(419,489)	(58,348)
Other expense, net	(9,844)	(3,419)

Loss before income taxes	(713,323)	(298,640)
Income taxes	(11,384)	(8,325)

Net loss	$(724,707)	$(306,965)

Net loss per basic and diluted share	$(0.07)	$(0.03)

Weighted-average shares outstanding, basic and diluted	10,487,189	9,797,153

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(724,707)	$(306,965)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for doubtful accounts	(1,681)	3,127
Depreciation	56,782	68,841
Accretion of discount on convertible notes payable
and payable to stockholder	7,041	13,121
Accretion of discount on payable to stockholder
converted to equity prior to maturity	353,100	—
Loss on disposal of assets	1,594	—
Common stock issued for services	—	61,250
Changes in operating assets and liabilities:
Rents and other receivables	(1,102,689)	(2,862)
Inventory	(2,902,182)	(266,680)
Advances to vendors and other current assets	37,772	165,121
Accounts payable and accrued expenses	2,949,535	328,930
Deposits and advance payments	687,397	107,064
Other assets	1,078	264

Net cash provided by (used in) operating activities	(636,960)	171,211

Cash flows from investing activities:
Purchase of property and equipment	(19,781)	(13,811)
Proceeds from disposition of property and equipment	97,500	43,981

Net cash provided by investing activities	77,719	30,170

Cash flows from financing activities:
Proceeds from payable to stockholder	157,000	290,000
Proceeds from notes payable and convertible notes payable	569,567	13,783
Repayment of notes payable	(70,000)	—
Repayment of payable to stockholder	—	(200,000)

Net cash provided by financing activities	656,567	103,783

Net increase in cash and cash equivalents	97,326	305,164

Cash and cash equivalents, beginning of the period	211,896	150,925

Cash and cash equivalents, end of the period	$309,222	$456,089

Supplemental cash flow information:
Cash paid for interest	$40,757	$31,462

Cash paid for income taxes	$8,149	$4,641

Stockholder debt converted to common stock	$1,100,000	$—

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

(2)   Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

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

(3)   Liquidity Since its inception, the Company has generated losses from operations, and as of March 31, 2005, had an accumulated deficit of $10,259,586, and working capital $1,068,422. On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into Company common stock. Subsequently, during April, 2005, he loaned an additional $520,000 to the Company through a note maturing April 15, 2006.

On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company's inventory of Hyundai trailers in Mexico.

The Company currently is negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2006, if needed, by way of additional debt and/or equity contributions.

Management believes that the cash on hand at March 31, 2005, together with cash expected to be received from a private placement of debt in 2005 and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At March 31, 2005, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods. At March 31, 2005, the Company had not recognized any impairment of equipment.

(6)   Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(7)   Common stock issuance On February 18, 2005, the Company’s majority stockholder converted a Company note of $1,100,000 into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share, pursuant to the terms of the convertible note. The March 31, 2005 consolidated statement of operations includes a charge of $353,100 to interest expense that represents the accretion of the beneficial conversion feature discount in connection with the convertible stockholder note.

For the three months ended March 31, 2005 and 2004, the Company did not issue any stock-based awards. Therefore, there is no pro forma stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(8)   Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months ended March 31, 2005 and 2004:

	2005	2004
Common and common equivalent shares outstanding at beginning of period	9,860,800	9,790,999
Common shares issued for conversion of debt	1,375,000	—
Common shares issued for services	—	35,000

Common and common equivalent shares outstanding at end of period	11,235,800	9,825,999

Historical common equivalent shares outstanding at beginning of period	9,860,800	9,790,999
Weighted average common shares issued during period	626,389	6,154

Weighted average common shares outstanding - basic and diluted	10,487,189	9,797,153

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

Warrants to purchase 887,334 and 879,834 common shares as of March 31, 2005 and 2004, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(9)   Supplemental balance sheet information

	March 31, 2005	December 31, 2004
Rents and accounts receivable, net:
Rents and accounts receivable	$2,359,353	$1,295,952
Allowance for doubtful accounts	(8,019)	(9,700)

Total rents and accounts receivable, net	$2,351,334	$1,286,252

Property and equipment, net:
Trailer and semi-trailer equipment	$2,118,151	$2,381,817
Vehicles	68,230	67,127
Furniture and computer equipment	135,953	130,024

	2,322,334	2,578,968
Accumulated depreciation	(941,113)	(1,033,155)

Total property and equipment, net	$1,381,221	$1,545,813

(10)   Commitments As of March 31, 2005, the Company had committed to purchase an additional 366 trailers from Hyundai Translead during the remainder of 2005. The total purchase price will be approximately $7,435,000, towards which the Company had made cash down payments totaling $776,264 as of March 31, 2005. Under the terms of the Company's sales and distribution agreement with Hyundai Translead, Hyundai provides a credit of $1,000,000 to facilitate the Company's purchase of the trailers.

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

Results of Operations

        Consolidated total revenue first quarter ended March 31, 2005 was $3,175,518 compared with $1,326,117 for the same period last year, an increase of 139.5%. Total revenue is made up of two components: trailer sales/service revenues, which grew in the first quarter of 2005 by $1,912,686, an increase of 168.2% over the same period of 2004; and lease/rental income, which declined by $63,285, a reduction of 33.6% compared to the same period last year. Trailer sales growth was driven by continuing emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities. In addition, we were able to obtain sufficient trailer inventory in early 2005, as most trailer manufacturers were able to produce an adequate supply of trailers. During the first quarter of 2004, as well as during the remainder of the year, we suffered a shortage of trailer inventory available for sale, as most trailer manufacturers experienced a strong unexpected growth in demand. Due to the resulting delays and shortages, we had to forego certain sales opportunities in 2004. As we continue to direct our working capital towards increased trailer sales, we have reduced our equipment lease portfolio, with the resulting decline in lease/rental income.

        Gross profit consists of total revenue less cost of sales and operating leases. For the first quarter ended March 31, 2005, gross margin increased 35.7% to $247,202 compared with $182,184 for the same period last year. This increase in gross profit was due, in part, to the increase in trailer sales, partially offset by pricing pressures on trailer sales, as well as the impact of the decline in lease/rental income.

        Selling, general and administrative expense for the first quarter ended March 31, 2005 was $531,192 compared to $419,056 for the same period last year. This increase was due, in part, to cost increases associated with operating our trailer sales/storage facilities in Mexico, as well as additional investor and public relations expenses incurred in connection with being a public company.

        Operating loss consists of total revenue less cost of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $283,990 in the first quarter ended March 31, 2005, compared with $236,873 for the same period last year. This operating loss increase of $47,117 resulted from the additional selling, general and administrative expenses in 2005, partially offset by the growth in trailer sales and gross profit.

        Net interest expense for the first quarter ended March 31, 2005 was $419,489 compared with $58,348 for the same period last year. Net interest expense in the first quarter of 2005 included a one-time charge of $353,100, which represents the accretion of the beneficial conversion feature discount related to the $1,100,000 Company debt converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge, net interest expense in the first quarter of 2005 was $66,389, an increase of $8,041 over the same period last year. The increase in 2005 is associated with higher debt levels.

        Foreign exchange gains (losses) were a loss of $9,844 in the first quarter of 2005, compared to a loss of $3,419 in the same period last year. The foreign exchange losses incurred in 2005 were not significantly different than those incurred in the same period of 2004, because the exchange rate fluctuations of the Mexican peso in relation to the US dollar were similar during the same period of both years.

        Income taxes of $11,384 and $8,325 were accrued for the three months ended March 31, 2005 and 2004, respectively. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

        We recognized a net loss of $724,707, or $0.07 per diluted share for the first quarter ended March 31, 2005, compared with a net loss of $306,965, or $0.03 per diluted share for the same period last year. Excluding the one-time interest charge of $353,100 in the first quarter of 2005, our net loss was $371,607, or $0.04 per diluted share in the first quarter of 2005, compared with a net loss of $306,965, or $0.03 per diluted share for the same period last year. This increase in net loss was a result of higher selling, general and administrative expenses in 2005, partially offset by the growth in trailer sales and gross profit.

Liquidity and Capital Resources

        Our principal sources of liquidity are from borrowings, primarily from our majority stockholder, as well as through our initial public offering that concluded in July 2003. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory.

        Net cash used in operating activities was $636,960 for the first three months of 2005, compared to net cash provided by operating activities of $171,211 for the same period last year. Net operating cash used in the current period increased compared to the same period of last year, primarily due to the growth in receivables and inventory, partially offset by the increase accounts payable and deposits and advance payments. As our sales orders increased for trailers to be delivered in the second quarter of 2005, we increased the levels of inventory and accounts payable.

        During the three months ended March 31, 2005, we acquired property and equipment of $19,781, offset by proceeds of $97,500 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $13,811 and $43,981, respectively, for the three months ended March 31, 2004. As a result, net cash provided by investing activities was $77,719 for the three months ended March 31, 2005, compared to $30,170 for the three months ended March 31, 2004.

        During the three months ended March 31, 2005, we received proceeds from the issuance of debt totaling $726,567, which was partially offset by debt repayment of $70,000. During the same period last year, we received proceeds from the issuance of debt of $303,783, which was partially offset by debt repayment totaling $200,000. As a result, net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $656,567 and $103,783, respectively.

        On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of the Company’s common stock.

        On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead will provide a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico.

        As of March 31, 2005, we had committed to purchase additional trailers in 2005 from Hyundai for sale or lease, for which we had made partial advance payments of $776,264. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $6,660,000, upon taking delivery of the trailers, which we expect to occur during the next four months, by July 2005. In addition, we have begun to place orders for delivery during the latter half of 2005 and for 2006, in order to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2005 and 2006.

        On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. We are currently negotiating with third party investors to provide us with additional debt and/or equity funding, although no financing agreements have been completed. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least for the next twelve months if needed, by way of additional debt and/or equity funding.

As of March 31, 2005, we had an accumulated deficit of $10,259,586, and working capital $1,068,422. We believe that the cash on hand at March 31, 2005, together with cash expected to be received from a private placement of debt in 2005 and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman.

Item 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Compliance with Section 404 of Sarbanes-Oxley Act

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS The Company incorporates by reference the contents of its Form 8-K filed on March 30, 2005.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None.

Item 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

Item 5.	OTHER INFORMATION None.

Item 6.	EXHIBITS

LIST OF EXHIBITS

The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7,2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.

Date: May 12, 2005	By:	/s/ Fred C. Boethling

Fred C. Boethling, President, Chief Executive Officer and Director