Form 10QSB
period 2005-06-30
CAPSOURCE FINANCIAL INC
filed 2005-08-11
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302
(Address of principal executive offices and Zip Code)

(Registrant’s telephone number)   (303) 245-0515

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

There were 11,235,800 shares of common stock outstanding at August 9, 2005.

Transitional Small Business Disclosure Format (Check one):     Yes ☐       No ☒

CapSource Financial, Inc.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1. Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$457,150	$211,896
Rents and accounts receivable, net	1,126,258	1,286,252
Mexican value added taxes receivable	20,133	34,803
Inventory	4,774,491	539,830
Advances to vendors	539,321	788,255
Prepaid insurance and other current assets	114,312	99,926

Total current assets	7,031,665	2,960,962
Property and equipment, net	1,298,479	1,545,813
Other assets	94,813	94,060

Total assets	$8,424,957	$4,600,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,891,815	$1,009,134
Deposits and advance payments	1,178,177	91,855
Notes payable	2,322,302	259,945
Convertible notes payable, net of discount	47,144	97,603

Total current liabilities	6,439,438	1,458,537

Long-term liabilities:
Notes payable	262,000	1,247,733
Payable to stockholder, net of discount	1,262,670	1,499,921

Total long-term liabilities	1,524,670	2,747,654

Total liabilities	7,964,108	4,206,191

Commitments and contingencies

Stockholders’ equity:
Common stock	112,358	98,608
Additional paid-in capital	10,933,832	9,830,915
Accumulated deficit	(10,585,341)	(9,534,879)

Total stockholders’ equity	460,849	394,644

Total liabilities and stockholders’ equity	$8,424,957	$4,600,835

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales and rental income	$6,061,022	$1,401,955	$9,236,540	$2,728,071
Cost of sales and operating leases	(5,703,202)	(1,236,839)	(8,631,518)	(2,380,772)
Selling, general and administrative	(558,623)	(495,103)	(1,089,815)	(914,159)

Operating loss	(200,803)	(329,987)	(484,793)	(566,860)
Interest, net	(93,122)	(58,594)	(512,611)	(116,942)
Other expense, net	(22,235)	(21,166)	(32,079)	(24,585)

Loss before income taxes	(316,160)	(409,747)	(1,029,483)	(708,387)
Income taxes	(9,595)	(8,214)	(20,979)	(16,539)

Net loss	$(325,755)	$(417,961)	$(1,050,462)	$(724,926)

Net loss per basic and diluted share	$(0.03)	$(0.04)	$(0.10)	$(0.07)

Weighted-average shares outstanding, basic and diluted	11,235,800	9,826,499	10,863,562	9,811,826

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(1,050,462)	$(724,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(3,387)	7,561
Depreciation	128,507	144,560
Accretion of discount on convertible notes payable and payable to stockholder	16,731	27,194
Accretion of discount on payable to stockholder converted to equity prior to maturity	353,100	—
Loss on disposal of assets	2,251	—
Common stock issued for services	—	61,250
Changes in operating assets and liabilities:
Rents and other receivables	178,051	(45,487)
Inventory	(4,234,661)	301,027
Advances to vendors and other current assets	257,661	8,994
Accounts payable and accrued expenses	1,882,681	19,032
Deposits and advance payments	1,086,322	130,441
Other assets	(753)	(3,870)

Net cash used in operating activities	(1,383,959)	(74,224)

Cash flows from investing activities:
Purchase of property and equipment	(20,882)	(30,710)
Proceeds from disposition of property and equipment	114,345	79,971

Net cash provided by investing activities	93,463	49,261

Cash flows from financing activities:
Proceeds from payable to stockholder	1,083,000	312,000
Proceeds from notes payable and convertible notes payable	1,426,101	13,764
Repayment of notes payable	(400,000)	—
Repayment of payable to stockholder	(573,351)	(260,000)

Net cash provided by financing activities	1,535,750	65,764

Net increase in cash and cash equivalents	245,254	40,801
Cash and cash equivalents, beginning of the period	211,896	150,925

Cash and cash equivalents, end of the period	$457,150	$191,726

Supplemental cash flow information:
Cash paid for interest	$66,291	$63,997

Cash paid for income taxes	$14,732	$29,400

Stockholder and other debt converted to common stock	$1,100,000	$50,001

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

(2)   Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

(3)   Liquidity Since its inception, the Company has generated losses from operations, and as of June 30, 2005, had an accumulated deficit of $10,585,341, and working capital of $592,227. On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into Company common stock. During the six months ended June 30, 2005, he loaned an additional $1,083,000 to the Company through a note maturing October 15, 2006, of which $573,351 was repaid prior to June 30, 2005.

On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico.

The Company currently is negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through June 30, 2006, if needed, by way of additional debt and/or equity contributions.

Management believes that the cash on hand at June 30, 2005, together with cash expected to be received from a private placement of debt/equity in 2005 and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At June 30, 2005, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods. At June 30, 2005, the Company had not recognized any impairment of equipment.

(6)   Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(7)   Common stock issuance On February 18, 2005, the Company’s majority stockholder converted a Company note of $1,100,000 into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share, pursuant to the terms of the convertible note. The consolidated statement of operations for the six months ended June 30, 2005 includes a charge of $353,100 to interest expense that represents the accretion of the beneficial conversion feature discount in connection with the convertible stockholder note.

For the three months and six months ended June 30, 2005 and 2004, the Company did not issue any stock-based awards. Therefore, there is no pro forma stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(8)   Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months and six months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004

Common and common equivalent shares outstanding at beginning of period	9,860,800	9,825,999	9,860,800	9,790,999
Common shares issued for conversion of debt	1,375,000	—	1,375,000	—
Common shares issued for exercise of warrants	—	45,455	—	45,455
Common shares issued for services	—	—	—	35,000

Common and common equivalent shares outstanding at end of period	11,235,800	9,871,454	11,235,800	9,871,454

Historical common equivalent shares outstanding at beginning of period	11,235,000	9,825,999	9,860,800	9,790,999
Weighted average common shares issued during period	0	500	1,002,762	20,827

Weighted average common shares outstanding - basic and diluted	11,235,000	9,826,499	10,863,562	9,811,826

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

Warrants to purchase 887,334 and 749,834 common shares as of June 30, 2005 and 2004, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(9)  Supplemental balance sheet information

	June 30, 2005	December 31, 2004
Rents and accounts receivable, net:
Rents and accounts receivable	$1,132,571	$1,295,952
Allowance for doubtful accounts	(6,313)	(9,700)

Total rents and accounts receivable, net	$1,126,258	$1,286,252

Property and equipment, net:
Trailer and semi-trailer equipment	$2,070,663	$2,381,817
Vehicles	68,230	67,127
Furniture and computer equipment	137,056	130,024

	2,275,949	2,578,968
Accumulated depreciation	(977,470)	(1,033,155)

Total property and equipment, net	$1,298,479	$1,545,813

(10)   Commitments As of June 30, 2005, the Company had committed to purchase an additional 115 trailers from Hyundai Translead during the remainder of 2005. The total purchase price will be approximately $2,282,000, towards which the Company had made cash down payments totaling $228,204 as of June 30, 2005. Under the terms of the Company’s sales and distribution agreement with Hyundai Translead, Hyundai provides a credit facility of $1,000,000 to facilitate the Company’s purchase of the trailers.

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

Results of Operations

        Consolidated total revenue for the second quarter ended June 30, 2005 was $6,061,022 compared with $1,401,955 for the same period last year, an increase of 332.3%. Total revenue is made up of two components: trailer sales/service revenues, which grew in the second quarter of 2005 by $4,696,888, an increase of 381.0% over the same period of 2004; and lease/rental income, which declined by $37,821, a reduction of 22.4% compared to the same period last year. Trailer sales growth was driven by our continued emphasis on expanding our trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities. In addition, we were able to obtain sufficient trailer inventory during the first six months of 2005, as most trailer manufacturers were able to produce an adequate supply of trailers. During the second quarter of 2004, as well as during the remainder of the year, we suffered a shortage of trailer inventory available for sale, as most trailer manufacturers experienced a strong unexpected growth in demand. Due to the resulting delays and shortages, we had to forego certain sales opportunities in 2004. As we continue to direct our working capital towards increased trailer sales, we have reduced our equipment lease portfolio, with the resulting decline in lease/rental income.

        For the six months ended June 30, 2005, our consolidated total revenue increased 238.6% to $9,236,540, compared to $2,728,071 in the same period last year. This increase was a result of increased trailer sales, partially offset by reduced lease/rental income.

        Gross profit consists of total revenue less cost of sales and operating leases. For the second quarter ended June 30, 2005, gross profit increased 116.7% to $357,820 compared to $165,116 for the same period last year. This increase in gross profit was due, in part, to the increase in trailer sales, partially offset by pricing pressures on trailer sales during 2005, as well as the impact of the decline in lease/rental income.

        For the six months ended June 30, 2005, gross profit increased 74.2% to $605,022 compared to $347,299 for the same period last year. This improvement resulted from the increase in trailer sales, partially offset by pricing pressures on trailer sales during 2005, as well as the impact of the decline in lease/rental sales.

        Selling, general and administrative expense for the second quarter ended June 30, 2005 was $558,623 compared to $495,103 for the same period last year. This increase of 12.8% was due, in part, to cost increases associated with operating our trailer sales/storage facilities in Mexico, as well as additional investor and public relations expenses incurred in connection with being a public company.

        For the six months ended June 30, 2005, selling, general and administrative expense increased to $1,089,815 compared to $914,159 for the same period last year. This increase of 19.2% was due, in part, to cost increases associated with operating our trailer sales/storage facilities in Mexico, as well as additional investor and public relations expenses incurred in connection with being a public company.

        Operating loss consists of total revenue less cost of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $200,803 in the second quarter ended June 30, 2005, compared to $329,987 for the same period last year. This operating loss improvement of $129,184 resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense.

        Net interest expense for the second quarter and six months ended June 30, 2005 was $93,122 and $512,611, compared to $58,594 and $116,942, respectively, for the same periods last year. The first six months of 2005 included a one-time charge of $353,100, which represents the accretion of the beneficial conversion feature discount related to the $1,100,000 Company debt converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge, net interest expense in the first six months of 2005 was $159,511. The increases in 2005 are associated with higher debt levels related to our increase in trailer inventory.

        Other expense, net, which primarily is foreign exchange gains/(losses), was a loss of $22,235 and $32,079 in the second quarter and six months ended June 30, 2005, respectively, compared to a loss of $21,166 and $24,585, respectively, for the same periods of 2004. The foreign exchange losses incurred in 2005 were not significantly different from those incurred in the same periods of 2004 because the exchange rate fluctuations of the Mexican peso in relation to the US dollar were similar during the same periods of both years.

        Income taxes of $9,595 and $20,979 were accrued for the three and six months ended June 30, 2005, respectively, compared to $8,214 and $16,539, respectively in the same periods last year. This tax, which is an alternative tax on assets incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

        We recognized a net loss of $325,755, or $0.03 per diluted share for the second quarter ended June 30, 2005, compared with a net loss of $417,961, or $0.04 per diluted share for the same period last year. The improvement in the net loss resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense and in net interest expense.

        For the six months ended June 30, 2005, our net loss was $1,050,462, or $0.10 per diluted share. Excluding the one-time interest charge of $353,100 in the first six months of 2005, our net loss was $697,362, or $0.06 per diluted share, compared to a net loss of $724,926, or $0.07 per diluted share for the same period last year. This reduction in net loss was a result of the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense and in net interest expense.

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

        Net cash used in operating activities was $1,383,959 for the first six months of 2005, compared to $74,224 for the same period last year. Net operating cash used in the current period increased compared to the same period of last year, primarily due to the growth in inventory, partially offset by the increase accounts payable and deposits and advance payments. As our sales orders increased for trailers to be delivered in the second half of 2005, we increased the levels of inventory and accounts payable.

        During the six months ended June 30, 2005, we acquired property and equipment of $20,882, offset by proceeds of $114,345 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as the lease terms expired. This compares to $30,710 and $79,971, respectively, for the six months ended June 30, 2004. As a result, net cash provided by investing activities was $93,463 for the six months ended June 30, 2005, compared to $49,261 for the six months ended June 30, 2004.

        During the six months ended June 30, 2005, we received proceeds from the issuance of debt totaling $2,509,101 which was partially offset by repayments of $973,351. During the same period last year, we received proceeds from the issuance of debt of $325,764, which was partially offset by debt repayments totaling $260,000. As a result, net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $1,535,750 and $65,764, respectively.

        On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of the Company’s common stock.

        On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico.

        As of June 30, 2005, we had committed to purchase additional trailers in 2005 from Hyundai for sale or lease, for which we had made partial advance payments of $228,204. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $2,054,000 upon taking delivery of the trailers, which we expect to occur by October 2005. In addition, we have begun to place orders for delivery during 2006, in order to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2006.

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

As of June 30, 2005, we had an accumulated deficit of $10,585,341, and working capital of $592,227. We believe that the cash on hand at June 30, 2005, together with cash expected to be received from a private placement of debt/equity in 2005 and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman.

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

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None.

Item 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

Item 5.	OTHER INFORMATION None.

Item 6.	EXHIBITS

LIST OF EXHIBITS

The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.

Date: August 9, 2005	By:	/s/ Fred C. Boethling
Fred C. Boethling, President, Chief Executive Officer and Director