Form 10KSB
period 2005-12-31
CAPSOURCE FINANCIAL INC
filed 2006-03-30
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302
(Address of principal executive offices and Zip Code)

(Issuer’s telephone number)  (303) 245-0515

Securities registered pursuant to section 12(b) of the Exchange Act: Common Stock, par value $.01 per share

Securities registered pursuant to section 12(g) of the Act: None.

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Issuer’s revenues for the fiscal year ended December 31, 2005 were $20,608,509.

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 22, 2006 was approximately $450,000.

The Registrant had 12,378,657 shares of Common Stock outstanding as of March 27, 2006.

The following documents are incorporated by reference: Registrant’s prospectus filed pursuant to Rule 424(b)(3) on April 7, 2003.

Transitional Small Business Disclosure Format (check one): ☐ YES ☒ NO

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARDING LOOKING STATEMENTS

        This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of CapSource Financial, Inc., the “Company” with respect to (i) the Company’s financing plans, (ii) trends affecting the Company’s financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” identifies important factors that could cause or contribute to such differences.

GENERAL BUSINESS DEVELOPMENT

        Trailers Modernos International, Inc. (“TMI”) was established June 19, 1992, as a United States company incorporated in the State of Virginia. TMI formed a wholly owned Mexican operating subsidiary, named Trailers Modernos S.A. de C.V. (“TMSA”), and located in Mexico City. TMI and TMSA spent several years attempting to establish a truck trailer manufacturing, truck stops and truck trailer leasing business in Mexico.

        As part of its efforts to obtain private financing, TMI, on February 16, 1996, formed a wholly owned subsidiary, named Mexican-American-Canadian Trailers Leasing, Inc. (“MAC”), a United States corporation incorporated in Colorado. MAC also formed a wholly owned Mexican subsidiary, named Trailers Modernos Arrendamiento S.A. de C.V. (“TMA”). Upon incorporation, MAC exchanged 1,000,000 of its shares of common stock with TMI for title to equipment (19 truck van trailers).

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

        A holding company structure was adopted and the business’s name was changed to CapSource Financial, Inc. to reflect our business strategy more accurately. Since that time, CapSource has operated independently from TMI and its subsidiary and a member of the current management group has invested approximately $7.56 million of additional equity capital in the Company.

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

        RESALTA, CapSource’s wholly owned subsidiary, sells new Hyundai truck trailers and related equipment in Mexico, as well as used trailer equipment and trailer repair services. RESALTA was formed in 2001 to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and parts. Hyundai markets its products directly and through a network of dealers in the U.S.

        REMEX, CapSource’s wholly owned subsidiary, the successor to Mexican-American-Canadian Trailer Rentals’ Mexican operations, operates primarily as the equipment leasing arm of CapSource, with headquarters in Mexico City. REMEX currently leases truck trailers and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2005, REMEX had 120 units in its lease/rental pool with an approximate aggregate cost of $2,100,000, of which 112 were on lease. All leases are operating leases, whereby we retain title to and ownership of the equipment.

INDUSTRY BACKGROUND

        Mexico is strategically situated between Atlantic Europe and the nations of the Pacific Rim, as well as culturally and geographically located between the world’s largest economy, the United States to the north, and the developing economies of Central and South America.

        In terms of land area, Mexico is the 13th largest country in the world with an area of 1,967,183 square km or 759,530 square miles, about three times the size of Texas. (Source: 2001 CIA World Factbook). Mexico has an estimated population of 103.0 million, 72% of whom live in urban areas and more than 50% of whom are less than twenty years of age. Mexico has three major inland industrial centers: Monterrey, Guadalajara and Mexico City. In addition, Mexico has major ports on both the Atlantic and Pacific coasts.

        On January 1, 1994, Mexico entered the North American Free Trade Agreement with the U.S. and Canada, further reducing barriers to trade with Mexico for U.S. and Canadian companies and removing many restrictions on foreign investment. (Source: What is NAFTA, Wall Street Journal, September 15, 1993, p. A18, providing a summary of the contents of the five volume North American Free Trade Agreement). NAFTA has created a powerful economic bloc of 406 million consumers in the U.S., Mexico and Canada. The combined gross national products of the three NAFTA participants are over $11 trillion U.S. (Source: Fact Sheet on NAFTA, The White House, President George W. Bush, April 22, 2001). The U.S. Trade office states that NAFTA has and will continue to provide numerous opportunities to business, industry and workers throughout the trade area. NAFTA was designed to lead to a more efficient use of North American resources — capital, land, labor and technology — while heightening competitive market forces. (Source: Joint Statement of United States Trade Representative Robert B. Zoellick, Canadian Minister for International Trade Pierre S. Pettigrew, and Mexican Secretary of Economy Luis Ernesto Derbez, following the July 31, 2001 meeting of the NAFTA Free Trade Commission). Mexico exported $139 billion to its NAFTA partners in 2001, 225 percent more than in 1993, the year prior to the start of NAFTA implementation. U.S.-Mexico bilateral trade surpassed U.S.-Japan bilateral trade, which placed Mexico as the United States’ second largest trading partner. (Source: U.S. Mexico Chamber of Commerce; U.S. Bureau of the Census). Trucks carry 90% of the trade between Mexico and the United States. (Source: Closing the Border under NAFTA: The Strength of the Teamsters or Weakness of Leadership?, James Giermanski, Capital Research Center, February 2000). Data provided by the U.S. Customs Service shows that since the passage of NAFTA, truck crossings at the various U.S./Mexican border checkpoints have increased approximately 198%.

        On November 27, 2002, President George W. Bush announced his decision to open U.S. highways to Mexican trucks beyond the 20-mile commercial border zones, which is the current limitation for Mexican trucks entering the United States. Motor carriers domiciled in Mexico operating in the United States will be subject to the same Federal and State laws, regulations and procedures, including safety regulations that apply to carriers domiciled in the United States. President Bush’s decision complies with a provision of NAFTA. Mexican rigs currently transfer their cargo to U.S. trucks that carry the loads to points within the United States. In December 2002, a coalition of environmental, labor and trucking industry groups requested the 9th U.S. Circuit Court of Appeals to issue an emergency stay of President Bush’s decision to open U.S. highways to Mexican trucks. On January 16, 2003, the 9th Circuit Court of Appeals ruled that the Bush administration violated federal environmental law by opening the border to Mexican-domiciled trucks without first reviewing possible environmental impacts. The Court held that the government must first complete an environmental impact statement under the National Environmental Policy Act and a conformity statement under the Clean Air Act before it can enact rules allowing Mexican trucks into the U.S. Accordingly, it is not known when, if ever, Mexican trucks will be allowed into the U.S., beyond the 20 mile commercial border zone.

BUSINESS AND EXPANSION STRATEGY

        CapSource’s executive management works with the operating company management team at REMEX and RESALTA to formulate and implement business plans and strategies consistent with our overall corporate goals. Our subsidiaries are party to inter-company service agreements whereby the parent company provides management services in exchange for a fee. Operating company management personnel direct the operating companies based on established goals. Investment and capital allocation decisions are made by the executive management and board of directors of CapSource.

        We intend to expand our business operations through the acquisition of existing businesses and the integration of acquired businesses with existing operations.

        In evaluating potential acquisitions, we consider the following factors:

•

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

•

The candidate’s profitability. We seek to acquire businesses that are profitable at the time of acquisition. We also review other financial factors such as historic levels of revenue and earnings and the opportunity to increase profitability through operational improvements;

•

The candidate’s existing and potential customer base. We seek to acquire businesses with a strong customer base and a reputation for high quality service. We attempt to retain key personnel through the use of employment agreements containing noncompetitive provisions and incentive programs. In addition, we assess the probability of being able to expand the existing lease base; and

•	Each candidate is evaluated for potential synergy with our existing businesses.

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

        HYUNDAI AGREEMENT. On February 11, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the new contact, Hyundai grants RESALTA, the exclusive right to sell Hyundai trailers and parts in Mexico. In addition, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico. In contrast with the prior contract, the new agreement does not require the Company to meet any minimum purchase requirements. The contract expires in November of 2007.

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

        Hyundai’s manufacturing process and quality assurance system have been internationally recognized by achieving ISO 9002 certification. Hyundai is the first North American trailer and container manufacturer to receive ISO 9002 designation. Made with American components, Hyundai trailers feature many standard features that are optional on competitive trailers. Hyundai markets its products both directly and through dealers in the U.S. Hyundai’s agreement with RESALTA represents its initial entry into the Mexican market.

        RESALTA BUSINESS STRATEGY. The Mexican economy saw significant growth in 2000 when gross domestic product increased approximately 6.9% (Source: Banamex). In 2001, the global economic slowdown affected the Mexican economy where the GDP growth was a negative 0.3% (Source: Banamex). In 2002, Mexico’s GDP began to recover with growth of 0.9%. In subsequent years, its economy has continued to improve with GDP growth of: 1.3% in 2003; 4.4% in 2004; and 3.0% in 2005. GDP growth in 2006 is projected to be 3.4%. Nevertheless, we believe the transportation sector of the Mexican economy is investing to replace and grow infrastructure based upon increased traffic due to NAFTA. We believe that Hyundai is the lowest cost producer of van trailers in North America. We believe this gives us a competitive advantage.

        Management expects the majority of sales will be dry vans and refrigerated trailers sold pursuant to the Hyundai Agreement. However, RESALTA intends to supplement its dry van business by adding other types of trailers as follows:

•	flat beds;
•	curtain side trailers;
•	bulk hoppers;
•	livestock trailers;
•	trailer dollies; and
•	after-market equipment, etc.

        RESALTA COMPETITION. Since the passage of NAFTA, the Mexican van trailer market has been dominated by one U.S. manufacturer, Utility, and its independent distributor, Utility de Mexico. Other strong competitors are the Mexican dealers for Great Dane and Wabash, and Fruehauf de Mexico, which is the only significant Mexican trailer manufacturer. While no reliable market statistics are available, we believe that Utility de Mexico has been gaining market share and is now the dominant distributor in the market. A number of U.S. manufacturers have sold trailers in Mexico but have not developed a significant presence in the market.

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

        RESALTA completed its first sale in August 2001. The overall economic downturn, exacerbated by the tragic events of September 11, 2001, negatively impacted our entry into the Mexican market. After suffering sporadic sales in early 2002, our sales, revenue and earnings began to grow by the second half of that year. In the first quarter of 2003, as we focused our efforts on improving customer service and increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, we opened a new trailer sales facility in Mexico City, hiring a full-time general manager to direct the sales/distribution operations. Consequently, in 2003, we achieved a 70% trailer sales volume growth versus 2002. In 2004, our volume growth was slowed to 20% over 2003, due to a lack of trailers available for sale in 2004. Subsequently, in 2005, with an adequate supply of trailer inventory, our trailer sales volume grew by more than 180% over 2004.

INVENTORY SUPPLY

        The effective management of trailer inventory is critical to CapSource’s success. The Company’s primary supplier is Hyundai Translead, which produces all of its trailers for distribution in North America, at its one large production facility in Tijuana, Mexico. In January 2004, the demand for additional trucking equipment in North America increased significantly. Hyundai, as well as most of the other North American trailer manufacturers, experienced a backlog of orders for trailer production. Accordingly, we experienced some delivery delays and shortages from Hyundai, causing some customers to seek alternate suppliers. This backlog continued through November of 2004. As of December 31, 2004, we had an adequate supply of inventory. Hyundai generally was able to provide us with sufficient trailer inventory during 2005, allowing us to nearly triple our trailer sales volume. However, there is no assurance that Hyundai will not experience delivery delays or shortages during 2006.

RENTAS Y REMOLQUES de MEXICO, S.A. de C. V. (d/b/a REMEX)

        REMEX is engaged in equipment leasing with headquarters in Mexico City. REMEX currently focuses on leasing truck trailer equipment to customers of RESALTA, which prefer to lease rather than buy. REMEX’s primary customers are contract carriers and private fleets. REMEX will consider leasing other types of capital equipment where market conditions are favorable.

        REMEX BUSINESS STRATEGY. Mexico has replaced Japan as the U.S.’s second largest trading partner. The net effect has been an explosion in cross-border shipments. (Source: U.S. Customs Service, Inspection and Control Division and Texas A&M International University). The growth in shipping has resulted in a substantial increase in demand for truck trailers. Moreover, there is a need to generally upgrade Mexican transportation infrastructure. Further, CapSource anticipates that Mexican companies, like their U.S. counterparts, will attempt to out-source their transportation fleets and fleet management in order to utilize a variable cost approach to operating their businesses. We believe REMEX is well positioned to capitalize on these economic and regulatory changes.

        Mexico suffers from a chronic shortage of investment capital and a relatively high cost of borrowing. These factors argue against the direct ownership of capital equipment. REMEX’s leasing services offer an alternative to direct equipment ownership. REMEX offers triple-net operating leases. REMEX arranges for the license, insurance and taxes relating to the leased equipment. REMEX leases are typically mid-term — from one to five years. The customer pays all costs and returns the equipment to REMEX at the end of the lease term. REMEX does not offer financial or full payout leases.

        Mid-term operating lease rates are usually higher than finance lease rates but lower than short-term rental rates. REMEX leases generally result in the recovery of the full cost of the leased equipment during the initial term of the lease. However, to realize an acceptable return on our investment, we must re-lease or sell the equipment. Accordingly, at the beginning of each lease, REMEX estimates the value of the used equipment or residual value at the end of the term of the lease. To the extent that the sale or release of the equipment results in more or less proceeds to REMEX than the residual value that is carried on REMEX’s book, the actual profit and rate of return on the invested capital will vary. REMEX focuses on mid-term operating leases because it believes that such leases provide the optimal balance between risk and return — a high rate of return on invested capital and an acceptable level of risk.

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

        REMEX COMPETITION. Competition for REMEX comes from three main areas:

•	other firms offering operating leases;
•	financial leases; and
•	other financing arrangements.

        In Mexico, as compared to the United States, the leasing business is in its infancy and, accordingly, competition for the leasing of truck trailers is somewhat limited.

        With respect to operating leases, REMEX has two primary competitors, XTRA Mexicana, S.A. de C.V. and TIP de Mexico, S.A. de C.V. They are the Mexican subsidiaries of the two largest U.S. firms offering operating leases to the transportation industry, XTRA Corporation located St. Louis, MO, and the TIP division of GE Capital Services, a unit of General Electric Company located in Fairfield, CT. Nevertheless, they too are relatively new to the Mexican market, both since the passage of NAFTA in 1994.

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

        REMEX OPERATIONS. Doing business in Mexico is relationship oriented. The Director General of REMEX is responsible for new business generation which is accomplished by developing relationships with and soliciting business directly from potential lessees or through relationships with manufacturers of transportation equipment and/or their distributors. In order to achieve its growth objectives, management anticipates it will expand its sales and marketing activities through the addition of one or more employees whose time would be devoted to such activities. By assisting these manufacturers and/or their distributors in providing timely, convenient and competitive financing for their equipment sales and offering a variety of value-added services, REMEX simultaneously promotes their equipment sales and the utilization of REMEX as the equipment finance provider. Leases are originated as a result of REMEX’s sales and marketing activities. REMEX employs underwriting policies and procedures that are intended to minimize the risk of delinquencies and credit losses.

        REMEX’s servicing responsibilities generally include billing, processing payments, paying taxes and insurance and performing collection and liquidation functions. Currently, REMEX performs all of the servicing functions for its leases. REMEX primarily acquires trailers and related equipment from Hyundai Translead, through RESALTA. Equipment purchasing is generally driven by the lessee’s requirements. The lessee usually specifies the type of equipment to be leased. Specifications typically include:

•	the trailer type,
•	structural elements,
•	length,
•	suspension — mechanical or air ride, and
•	tires, brakes and other features.

        These specifications are usually driven by a combination of the lessee’s customer’s need, current fleet composition and operating experience, equipment cost and availability, the lessee’s requirements and other factors. Generally REMEX does not acquire equipment without a commitment to lease.

        We have one customer who represents more than ten percent of REMEX’s rental income. The loss of this significant customer could have a material adverse effect on our business. We can offer no assurance that this significant customer will continue to choose REMEX for its trailer rental needs.

        REMEX ASSET POOL. As of December 31, 2005, REMEX had 120 units in its lease/rental asset pool with an original cost of $2.1 million. Our utilization rate was 93%. Utilization is a key measure of a leasing company’s operating performance. Based on in-house research, leasing company utilization in the U.S. generally falls in the range of 65-85%. REMEX’s utilization historically has exceeded 85%.

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

        WORKING CAPITAL. Since its inception, the Company has generated losses from operations, and as of December 31, 2005, had an accumulated deficit of $11,329,345, with a working capital deficit of $566,491.

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

EMPLOYEES

        At December 31, 2005, we had 19 full-time and one part-time employees, and one consultant supplying financial management services. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition to our employees, we have exclusive contracts with several independent sales representatives to sell trailers and parts throughout Mexico.

REPORTS TO SECURITY HOLDERS

        The Company is required as a reporting company under the Security and Exchange Act of 1934 to file annual, quarterly and current reports electronically with the SEC. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission’s site is (http://www.sec.gov). The Company expects to deliver an annual report to security holders for the fiscal year ended December 31, 2005. CapSource will prospectively furnish to stockholders:

•	an annual report containing financial information audited by our certified public accountants;
•	unaudited financial statements for each quarter of the current fiscal year; and
•	additional information concerning the business and operations of CapSource as deemed appropriate by the Board of Directors.

The Company also maintains an Internet website at www.capsource-financial.com.

ITEM 2.	DESCRIPTION OF PROPERTY

        We sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 1250 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302, under a renewable lease that will expire on May 31, 2006. Mr. Boethling is reimbursed in the approximate amount of $1,500 per month for the use of this space. We also reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,800. RESALTA and REMEX together lease a 32,000 square feet trailer sales / storage yard, along with approximately 3,400 square feet of commercial office space in Mexico City, from an unrelated third party, under a renewable lease expiring December 31, 2006, at a rental rate of approximately $7,600 per month. RESALTA also leases approximately 18,000 square feet of trailer sales / storage yard, along with approximately 500 square feet of commercial office space in Monterrey, Mexico from an unrelated third party under a renewable lease that will expire March 31, 2007, at a rental rate of approximately $2,430 per month. We believe that our facilities are adequate for our foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

        From time to time, we may become involved in various claims and lawsuits incident to the operation of our business, including claims arising from accidents or from the delay or inability to meet our contractual obligations. We do not have any pending or threatened actions at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company incorporates by reference the information contained in Schedule 14C Information Statement filed on July 18, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

        The Company currently is listed on the NASDAQ over-the-counter bulletin board (OTC:BB) under the trading symbol: CPSO. After concluding the initial public stock offering in 2003, the shares of Company stock began trading on January 5, 2004.

        The ranges of high and low bid information for the Company’s common equity each quarter within the last two fiscal years are as set forth below:

Year Ended December 31, 2005	High	Low

Quarter ended December 31, 2005	$1.01	$0.51
Quarter ended September 30, 2005	$0.51	$0.51
Quarter ended June 30, 2005	$0.55	$0.50
Quarter ended March 31, 2005	$1.06	$0.55

Year Ended December 31, 2004	High	Low

Quarter ended December 31, 2004	$1.30	$0.55
Quarter ended September 30, 2004	$1.30	$1.30
Quarter ended June 30, 2004	$1.50	$1.30
Quarter ended March 31, 2004	$1.40	$1.25

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

Holders:

        There were approximately 70 holders of record of the Company’s common stock as of December 31, 2005.

Dividends:

        The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. There are no external restrictions on the Company’s ability to pay dividends. The Company currently intends to retain its earnings, if any, for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders, 2001 Stock Option Plan	0	N/A	550,000

Equity compensation plans not approved by security holders, Discretionary Warrants	937,334	$1.35	—

Total	937,334	$1.35	550,000

WARRANTS

        At December 31, 2005, we had outstanding warrants to purchase a total of 937,334 shares of common stock exercisable at prices ranging from $0.70 per share to $5.00 per share and expiring at varying times through December 31, 2010. Such warrants were issued in a number of financing transactions, in connection with consulting arrangements, underwriting agreements and as compensation to members of the Board of Directors. See “Director Compensation”. The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

OPTIONS AND 2001 STOCK OPTION PLAN

        Effective February 16, 2001, our Board of Directors and Stockholders adopted the 2001 Omnibus Stock Option and Incentive Plan. This plan provides for the grant of options to purchase shares of common stock to our key employees, directors and advisors. The aggregate number of shares of common stock that can be awarded under the plan is 550,000. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair value of CapSource’s underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a person holding 10% or more of our stock. However, we do not intend to issue any options with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability. There are currently no outstanding options to purchase shares under the 2001 Stock Option Plan.

NOTE FINANCING

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and the principal amounts due as of December 31, 2005:

	Principal Amount	Date	Rate	Convertible	Conversion Rate	Maturity

Patricia and Gary Dolphus	$70,000	12/31/03	10%	No	Not Applicable	01/05/07

Steven J. Kutcher,
(Custodian for Anthony J. Kutcher, UTMA)	$40,000	12/31/03	10%	No	Not Applicable	01/05/08

Steven J. Kutcher,
(Custodian for Nicole E. Kutcher, UTMA)	$40,000	12/31/03	10%	No	Not Applicable	01/05/08

Irwin Pentel	$192,000	12/31/04	10%	No	Not Applicable	01/05/07

Randy Pentel	$832,705	12/31/04	Prime + 1.0%	No	Not Applicable	10/15/06

Marshall Bank	$1,599,733	12/24/04	Prime + 2.0%	No	Not Applicable	08/06/06

Joyce L. Birch	$504,000	12/31/03	10%	No	Not Applicable	04/01/06

Terms of the Notes. The notes bear interest at various rates ranging from 7.5% to 10.0%. Interest on the notes is payable monthly. The principal amount of each note is payable at maturity. The notes mature at various times between April 1, 2006 and January 5, 2008. No commissions were paid in connection with the sale of the notes. The proceeds from the sale of the notes were used to acquire inventory for RESALTA, increase the REMEX’s lease/rental fleet and for general corporate purposes. The notes were not issued pursuant to an indenture and no trustee was retained to enforce any of the obligations represented by the notes.

RECENT SALES OF UNREGISTERED SECURITIES

During the past four years, we have sold the following securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”):

1.

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

2.

In April 2002, CapSource issued an 11%, $50,000 convertible promissory note to Fredrick J. and Jean D. Huppert in exchange for cash of $50,000. The note is convertible to common stock at a 25% discount to market price and matures February 2005.

3.

In July 2002, CapSource issued a 12%, $250,000 promissory note to the Church of the Risen Messiah in exchange for cash of $250,000. The note matured December 2002. The note was note paid by the Company upon maturity, an as such, was converted to a note payable on demand.

4.	In August 2002, CapSource issued 29,143 shares of common stock to Randolph M. Pentel in exchange for cash of $51,000.

5.	In October 2003, CapSource issued 1,461,680 shares of common stock to Randolph M. Pentel in connection with the conversion of notes in the amount of $2,064,133 made by Randolph M. Pentel.

6.	In October 2003, CapSource issued 42,971 shares of common stock to Steven E. Reichert in exchange for accrued compensation valued at $75,200.

7.	In October 2003, CapSource issued 60,971 shares of common stock to Fred C. Boethling in exchange for accrued compensation valued at $106,700.

8.	In March 2004, CapSource issued 35,000 shares of common stock to CEOcast, Inc. in exchange for services valued at $61,250.

9.	On June 29, 2004, CapSource issued 45,455 shares of common stock for the exercise of warrants to buy the stock at $1.10 per share. The shares were valued at $50,000.

10.	In February 2005, CapSource issued 1,375,000 shares of common stock to Randolph M. Pentel in connection with the conversion of notes in the amount of $1,100,000 made by Randolph M. Pentel.

11.	In December 2005, CapSource issued 1,142,857 shares of common stock to Randolph M. Pentel in connection with the conversion of notes in the amount of $800,000 made by Randolph M. Pentel.

12.

We have issued warrants to officers, directors and others from time to time, aggregating 1,192,334 shares, at exercise prices between $0.70 and $5.00. Some of the warrants were issued for board participation, some as compensation for services, and some as companion to convertible note offerings. As of December 31, 2005, there are 937,334 warrants outstanding.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of CapSource’s financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as set forth elsewhere in this Form 10-KSB. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to lease revenue, depreciation rates, impairment of equipment, residual values, allowance for doubtful accounts, income tax valuation allowance, the fair value of beneficial conversion features and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

        LEASE ACCOUNTING. Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, requires that a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. Our leases are classified as operating leases for all of our leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. We establish residual values at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds). In estimating such values, we consider all relevant information and circumstances regarding the equipment and the lessee.

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

        IMPAIRMENT. We evaluate our long lived assets for impairment whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. In determining possible impairment, we consider economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which we believe are relevant. Recoverability of an asset’s value is measured by a comparison of the carrying amount of the asset, to the future net cash flows that we expect to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Asset dispositions are recorded upon the sale of the underlying assets.

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

        LIQUIDITY

        We currently are negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions.

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

RESULTS OF OPERATIONS

PERFORMANCE IN 2005 COMPARED WITH 2004

        Consolidated total revenue for the fourth quarter ended December 31, 2005 was $5,291,577 compared with $2,523,414 for the same period last year, an increase of 109.7%. Total revenue is made up of two components: trailer sales/service revenues, which grew in the fourth quarter of 2005 by $2,797,917, an increase of 118.6% over the same period of 2004; and lease/rental income, which declined by $29,854 in 2005, a reduction of 18.2% compared to the same period last year. Trailer sales growth was driven by our continuing emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities. In addition, we were able to obtain sufficient trailer inventory during 2005, as most trailer manufacturers were able to produce an adequate supply of trailers. During most of 2004, including the fourth quarter, we suffered a shortage of trailer inventory available for sale, as most trailer manufacturers experienced a rapid unexpected growth in demand. Due to the resulting shortages and delays, we had to forego certain sales opportunities in 2004. As we continue to direct our working capital towards increased sales, we have reduced our equipment lease portfolio, with the resulting decline in lease/rental income.

        For the year ended December 31, 2005, our consolidated total revenue increased 185.5% to $20,608,509, compared to $7,217,276 in the same period last year. The increase was a result of increased trailer sales, partially offset by reduced lease/rental income.

        Gross profit consists of total revenue less cost of sales and operating leases. For the fourth quarter ended December 31, 2005, gross profit increased 67.9% to $321,161 compared to $191,275 for the same period last year. This increase in gross profit was due, in part, to the increase in trailer sales volume, partially offset by lower profit margins resulting from pricing pressures on trailer sales during 2005, as well as the impact of the decline in lease/rental income.

        For the year ended December 31, 2005, gross profit increased 84.0% to $1,335,772 compared to $725,813 for the same period last year. This improvement resulted from the increase in trailer sales, partially offset by the lower profit margins resulting from pricing pressures on trailer sales during 2005, as well as the impact of the decline in lease/rental income.

        Selling, general and administrative expense for the fourth quarter ended December 31, 2005 was $671,412 compared to $599,228 for the same period last year. This increase of 12.0% was due, in part, to cost increases associated with operating our trailer sales/storage facilities in Mexico, as well as additional investor and public relations expenses incurred in connection with being a public company.

        For the year ended December 31, 2005, selling, general and administrative expense increased to $2,300,847 compared to $1,981,629 for the same period last year. This increase of 16.1% was due, in part, to cost increases associated with operating our trailer sales/storage facilities in Mexico, as well as additional investor and public relations expenses incurred in connection with being a public company.

        Operating loss consists of total revenue less cost of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $350,251 in the fourth quarter ended December 31, 2005, compared to $407,953 for the same period last year. This operating loss improvement of $57,702 resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense.

        For the year ended December 31, 2005, our operating loss was $965,075, compared to $1,255,816 for the same period last year. This operating loss improvement of $290,741 resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense.

        Net interest expense for the fourth quarter and year ended December 31, 2005 was $91,282 and $702,648, compared to $85,213 and $269,220, respectively, for the same periods last year. The net interest expense for the year ended December 31, 2005 included a one-time non-cash charge of $353,100, which represents the accretion of the beneficial conversion feature discount, related to $1,100,000 of Company debt that was converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge, net interest expense in the year ended December 31, 2005 was $349,548. The increase in 2005 is associated with higher debt levels related to our increase in trailer inventory.

        Foreign exchange loss, net, was a loss of $21,756 and $75,151 in the fourth quarter and year ended December 31, 2005, respectively, compared to a loss of $12,674 and $18,704, respectively, in the same periods last year. The foreign exchange losses incurred during the fourth quarter and year ended December 31, 2005 were larger than last year, because the exchange rate fluctuations in 2005 were less beneficial to our monetary position than in 2004, resulting in greater foreign exchange losses this year.

        Income taxes of $12,517 and $51,592 were accrued for the fourth quarter and year ended December 31, 2005, respectively, compared with $8,081 and $32,602, respectively, in the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income.

        We recognized a net loss of $475,806, or $0.04 per diluted share for the fourth quarter ended December 31, 2005, compared with a net loss of $513,911, or $0.05 per diluted share, for the same period last year. The improvement in the net loss resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense, net interest expense and foreign exchange loss, net.

        For the year ended December 31, 2005, our net loss was $1,794,456, or $0.16 per diluted share. Excluding the one-time interest charge of $353,100 in 2005, our net loss was $1,441,356, or $0.13 per diluted share, compared to a net loss of $1,576,163, or $0.16 per diluted share for the same period last year. The reduction in net loss was a result of the growth in trailer sales and gross profit, partially offset by increases in selling, general and administrative expense, net interest expense, foreign exchange loss, net and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are from borrowings, principally from our majority stockholder, as well as through our initial public offering that concluded in July 2003. Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory.

        Net cash used in operating activities was $1,307,556 for the year ended December 31, 2005, compared with $1,648,577 for the prior year. Net operating cash used in 2005 decreased compared to last year, primarily due to the reduction of rents and accounts receivable and the increase in customer deposits and advance payments, partially offset by the increase of inventory and advances to vendors and other current assets, and the reduction of accounts payable. Inventory levels grew during the second half of 2005, as our trailer sales orders increased. The reduction of rents and accounts receivable resulted from the decrease of December 2005 sales on credit terms as compared to sales made on credit terms in December 2004.

        During the year ended December 31, 2005, we acquired property and equipment of $189,868, offset by proceeds of $159,037 from disposals, which were primarily equipment from the lease/rental pool that were removed from lease as their lease terms expired. This compares to $82,074 and $126,914, respectively, during the year ended December 31, 2004. As a result, net cash used in investing activities was $30,831 for the year ended December 31, 2005, compared to cash provided by investing activities of $44,840 for the year ended December 31, 2004.

        During the year ended December 31, 2005, we received proceeds from the issuance of debt totaling $3,324,102, which was partially offset by debt repayment of $1,584,821. During the year ended December 31, 2004, we received proceeds from the issuance of debt totaling $2,659,708, which was partially offset by debt repayment of $995,000. As a result, net cash provided by financing activities for the years ended December 31, 2005 and 2004 was $1,739,281 and $1,664,708, respectively.

        On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of Company common stock. In addition, on December 28, 2005, he converted $800,000 of Company notes payable into 1,142,857 shares of Company common stock.

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

        As of December 31, 2005, the Company had committed to purchase additional trailers from Hyundai for sale or lease. The total purchase price was approximately $8,876,000, towards which the Company had made down payments to Hyundai of approximately $888,000 as of December 31, 2005.

        On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. We currently are negotiating with third party investors to provide us with additional debt and/or equity funding, although no financing agreements have been completed. We are, and have been, dependent on our Chairman and largest stockholder to provide cash through loans, some of which have been subsequently converted to equity. On March 1, 2006, the Company’s Chairman and largest stockholder expressed, in writing to the Company’s President/CEO, his willingness and ability to continue to financially support the Company, at least through March 31, 2007, if needed, by way of additional debt and/or equity contributions. Should our Chairman fail to provide further financial support to the Company, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

        CAPSOURCE FINANCIAL STRATEGY. Funding and financial strategy are significant factors in our business plan. The cost, reliability and flexibility of the actual and potential funding sources will dictate, to a large extent, our ability to acquire additional businesses pursuant to our strategic plan. Additionally, each operating subsidiary’s ability to grow and improve its competitive position within its respective business sector is similarly dependent upon its ability to secure adequate funding, either directly or through the parent company.

        To date, our lease equipment portfolio has been financed largely with equity from CapSource. In order to achieve our growth objectives in our leasing operations, we believe that our financial structure needs to include various forms of borrowings, including both a short-term credit facility, commonly termed a “warehouse” credit facility, and long-term debt. We believe that the optimum debt-to-equity ratio for our leasing business is approximately 80% debt and 20% equity. Our trailer sales/distribution subsidiary requires two forms of financing — equity and a short-term credit facility commonly referred to as “floor plan” financing. Floor plan financing is similar to the warehouse credit facility being sought by REMEX, in that it is used to finance the purchase of inventory on an ongoing basis. However, in the case of floor plan financing, the facility is repaid through the sale of equipment rather than being replaced with long-term debt. We currently are seeking floor plan financing.

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

        In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2005, we had no material commitments to purchase capital assets. However, we had a commitment to purchase approximately 380 additional trailers from Hyundai during 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

        None.

ITEM 7.	FINANCIAL STATEMENTS

        The Company’s Financial Statements, and the report of BDO-Hernández Marrón y Cía, S.C., independent registered public accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 4, 2005, the Company’s Board of Directors dismissed KPMG LLP as the Company’s independent registered public accounting firm and appointed BDO Hernández Marrón y Cía, S.C. as the Company’s independent registered public accounting firm. During the year ended December 31, 2004, and the subsequent interim period through the date of dismissal, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

        There have been no disagreements with BDO Hernández Marrón y Cía, S.C. since the date of their appointment.

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

        The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ending December 31, 2005 that was not reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

We have listed below the names, ages and positions of our directors and executive officers. The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. We do not maintain key person life insurance on any or our key personnel:

Name	Age	Position With CapSource
Fred C. Boethling	61	President, Chief Executive Officer and Director
Steven Reichert	57	Vice President, General Counsel and Director
Steven J. Kutcher	53	Consultant, Acting as Chief Financial Officer
Lynch Grattan	54	Director
Randolph M. Pentel	45	Director
Wayne Hoovestal	48	Director

        Fred C. Boethling. President, Chief Executive Officer and Director — CapSource Financial, Inc.; Director — Rentas y Remolques de Mexico, S.A. de C. V.; Director — Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

        Mr. Boethling is responsible for the overall direction and management of CapSource and its subsidiaries. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners, a firm specializing in planning and finance. From 1989 to 1993, Mr. Boethling was President, CEO and Chairman of the Board of Directors of KLH Engineering Group, Inc, a NASDAQ-listed engineering services holding company. During this period, Mr. Boethling developed the in-house acquisition management systems and procedures, developed and managed the deal flow, evaluated over 400 acquisition candidates and completed seventeen acquisitions and took the firm public. From 1983 to 1988, Mr. Boethling was Chairman of Sandstone Capital Corporation, a private management consulting and investment firm specializing in start-ups. From 1979 to 1982, he was a co-founder, President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. Prior to that, for a period of eleven years, Mr. Boethling was employed by Cities Service Oil Company, a Tulsa, Oklahoma-based, NYSE-listed major oil company, first as an Engineer in Midland, Texas and then as Exploration Manager for Canada-Cities Service, Ltd., the Canadian subsidiary of Cities Service. Mr. Boethling graduated from the University of Minnesota with a Bachelor’s degree in engineering in 1968.

        Steven E. Reichert. Vice President, General Counsel, Secretary and Director — CapSource Financial, Inc.; Director — Rentas y Remolques de Mexico, S.A. de C. V.; Director — Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

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

        Steven J. Kutcher. Vice President, Chief Financial Officer — CapSource Financial, Inc.

        Mr. Kutcher is responsible for treasury management, accounting and financial reporting for CapSource. Mr. Kutcher has substantial experience in managing foreign operations. Prior to joining CapSource, from 1982 to 2000, he was employed by International Multifoods Corporation, initially as Manager of International Accounting & Analysis (Minneapolis, Minnesota) (1982 to 1985), followed by Assistant Controller Venezuelan Operations (Caracas) (1985 to 1987), Controller Mexican Operations

(Mexico City) (1987 to 1990), Group Controller International Operations (Minneapolis) (1990 to 1993), Director of Planning and Procurement Venezuelan Operations (Caracas) (1993 to 1995), Vice President of Finance Venezuelan Operations (Caracas) (1995 to 1999) and Chief Financial Officer and Vice President of Finance Multifoods Distribution (Denver, Colorado) (1999 to 2000). Before joining International Multifoods, he acquired public accounting experience, first as a Staff Auditor with Mazanec, Carlson & Company, CPA in St. Paul, Minnesota from 1977 to 1978 and later as a Senior Auditor at Boyum & Barenscheer, CPA in Minneapolis from 1978 to 1981. From 1975 to 1977 he was Finance and Accounting Manager with Minnesota Public Radio. From 1974 to 1975 he was an internal bank auditor with Bremer Bank Group, a bank holding company located in St. Paul, Minnesota. Mr. Kutcher received a BA in Accounting & Business Administration from St. John’s University in Collegeville, Minnesota in 1974 and a Certificate of Advanced Studies in International Management from Thunderbird-The American Graduate School of International Management in Phoenix, Arizona in 1981. Mr. Kutcher holds various professional certifications and is a member of a number of professional organizations.

        Lynch Grattan. Director — CapSource Financial, Inc.; Director General and Director — Rentas y Remolques de Mexico, S.A. de C. V.; Director General and Director — Remolques y Sistemas Aliados de Transportes, S.A. de C.V.

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

        Randolph M. Pentel. Director — CapSource Financial, Inc.; Director — Rentas y Remolques, S.A. de C. V.; Director — Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

        Mr. Pentel is also the Managing Member and principal owner of RTL Group, LLC. In addition, he is the Executive Vice President and principal owner of Notification Systems, Inc., the largest provider of large-dollar check return notifications in the U.S. The electronic network, developed by Mr. Pentel, known as EARNS, supplies banks with advanced data notification of checks in the process of failing to clear, thereby allowing financial institutions nationwide the ability to reduce operating losses. Since 1987, Notification Systems, Inc. has grown steadily. Currently 99 of the largest 100 U.S. banks are customers of EARNS, as are approximately 80% of the top 300 banks in the U.S. Mr. Pentel is involved in various international charitable organizations.

        Wayne Hoovestal. Director — CapSource Financial, Inc.

        Mr. Hoovestal is President and Chief Executive Officer of Hoovestol, Inc. a long-haul trucking company headquartered in Eagan, Minnesota that specializes in providing trucking services to the U.S. Postal Department. Mr. Hoovestol founded Hoovestol Inc. in 1978 with eight trucks and trailers. Today, Hoovestol Inc. employs 400 people. Mr. Hoovestol is also President and Chief Executive Officer of Major Transport, a long-haul truck load carrier which he founded in 2000. Major Transport employs 300 people and is also headquartered in Eagan, Minnesota. Mr. Hoovestol has recently completed 10 years of service as a National Board Member of the National Star Route Mail Contractors Association. In addition, he serves on the Board of Directors of two Midwest companies engaged in the production of ethanol.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has failed to timely file a report under Section 16(a) during 2005.

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

CapSource Financial, Inc.
Summary Compensation Table
As of 12/31/05

								Long Term Compensation
Name and	Fiscal Year	Annual Compensation				Consulting		Securities Underlying
Principal Position	Compensation	Salary		Bonus		Fees		Warrants

Fred C. Boethling	2005	$143,925						25,000	(3)
CEO & President	2004	$101,400		$50,000	(5)			25,000	(3)

Steven E. Reichert	2005	$117,500						25,000	(3)
Vice President & General Counsel	2004	$65,000		$37,000	(5)			25,000	(3)

Steven J. Kutcher	2005					$136,538	(2)
Consultant, CFO & Vice President	2004	$43,000	(1)			$41,093	(2)	12,500	(4)

(1)    Represents six months of employment. Employment terminated June 30, 2004.
(2)    Executive provided independent consulting services effective July 1, 2004.
(3)    Warrants granted to the executive in his capacity as a director.
(4)    Warrants granted to the executive in his capacity as a director for six months.
(5)    Performance incentive.

EMPLOYMENT AGREEMENTS

        On December 10, 2000 we entered into employment agreements with Mr. Boethling, Mr. Reichert and Mr. Grattan. Those agreements provide that we will employ Mr. Boethling, Mr. Reichert and Mr. Grattan for a period ending two years after we give written notice of our intention to terminate Mr. Boethling, Mr. Reichert or Mr. Grattan or until they turn 65 years of age, whichever is earlier. The contracts provide for an annual minimum base salary of $96,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company, and the executive’s option to receive up to 25% of his base salary in common stock on the basis of one (1) share of common stock for each $1.00 of base salary so designated. Salary accrued in 2002 and 2003 for Mr. Boethling and Mr. Reichert in the amounts $56,700 and $25,200, respectively, was paid by CapSource common stock issued in October 2003, in lieu of cash payment. The employment may be terminated for cause or breach of the contract after opportunity to cure.

        On January 9, 2006, the Company entered into an employment agreement with Steven J. Kutcher as its vice president and chief financial officer effective as of that date. The employment agreement is for a term of three years. During the past five years Mr. Kutcher has served as chief financial officer of the issuer and has acted as a financial consultant to the issuer. Mr Kutcher has no family relationships with other officers or directors of the issuer.

STOCK OPTIONS, WARRANTS

        No options were granted to the named executive officers during 2005. Except for warrants for participating on the Board in 2005, no warrants were granted to the named executive officers, and no warrants were exercised by the named executive officers during 2005.

        The following table summarizes the aggregate value of the warrants to which the named executive was entitled at December 31, 2005 by the executive officers named in the Summary Compensation Table.

	Year-End Values

	Number of Securities Underlying Unexercised Warrants at Year-End			Value of Unexercised In-the-Money Warrants at Year-End (2)
Name	Exercisable		Unexercisable	Exercisable	Unexercisable

Fred C. Boethling	125,000	(1)	—	—	—
Steven Reichert	125,000	(1)	—	—	—
Steven Kutcher	82,500	(1)	—	—	—

_________________

(1)    These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director.
(2)    Based on an estimated market price of $0.61 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners (5% or greater).

The following table presents information provided to us about the beneficial ownership of common stock as of December 31, 2005, by persons known to us to hold 5% or more of our stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares

Randolph Pentel (2)	11,581,557	87.0%

_________________

(1)	The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2)	Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

(b) Security ownership of management.

The following table presents information provided to us as to the beneficial ownership of Common Stock as of December 31, 2005, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares

Fred C. Boethling (2)	457,730	3.4%
Steven Reichert (3)	436,730	3.3%
Randolph Pentel (4)	11,581,557	87.0%
Lynch Grattan (5)	125,000	0.9%
Wayne Hoovestal (6)	50,000	0.4%
Steven Kutcher (7)	92,355	0.7%

All directors and officers and as a group (6 persons) (8)	12,743,372	95.7%

_________________

(1)	The address of the named individuals is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2)	Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(3)	Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(4)	Includes 375,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(5)	Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(6)	Includes 50,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(7)	Includes 82,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(8)	Includes 882,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

The following table presents information about all share and warrant acquisitions by current directors and officers.

Name	# of Shares	Purchase Price	# of Warrants	Exercise Price	Type of Consideration	Issue Date

Fred C. Boethling	1,250	$6,250			Consulting services	08/19/1996
	132,366	$6,169			Consulting services	12/01/1998
	134,643	$6,169			Consulting services	06/11/1999
	3,500	$6,125			Cash	07/03/2003
	60,971	$106,700			Compensation	10/21/2003
			25,000	$1.10	1999 board participation	06/21/1999
			25,000	$1.10	2000 board participation	12/31/2000
			25,000	$1.30	2001 board participation	04/01/2002
			25,000	$1.75	2002 board participation	12/31/2002
			25,000	$1.75	2003 board participation	12/31/2003
			25,000	$0.80	2004 board participation	12/31/2004
			25,000	$0.70	2005 board participation	12/31/2005

Steven E. Reichert	1,250	$6,250			Consulting services	08/19/1996
	132,366	$6,169			Consulting services	12/01/1998
	134,643	$6,169			Consulting services	06/11/1999
	500	$875			Cash	07/03/2003
	42,971	$75,200			Compensation	10/21/2003
			25,000	$1.10	1999 board participation	06/21/1999
			25,000	$1.10	2000 board participation	12/31/2000
			25,000	$1.30	2001 board participation	04/01/2002
			25,000	$1.75	2002 board participation	12/31/2002
			25,000	$1.75	2003 board participation	12/31/2003
			25,000	$0.80	2004 board participation	12/31/2004
			25,000	$0.70	2005 board participation	12/31/2005

Randolph M. Pentel	89,995	$449,975			Initial cash investment	08/19/1996
	4,266,684	$2,133,341			Conversion of debt	06/11/1999
	22,000	$22,000			Cash contribution	11/03/1999
	65,150	$65,150			Cash contribution	01/27/2000
	40,978	$20,489			Travel services	01/27/2000
	1,409,637	$1,409,637			Conversion of debt	12/31/2000
	300,000	$300,000			Cash contribution	12/31/2000
	168,280	$168,280			Cash contribution	01/09/2001
	867,653	$867,653			Conversion of debt	06/03/2002
	29,143	$51,000			Cash contribution	08/02/2002
	3,000	$5,250			Cash	07/03/2003
	1,461,680	$2,064,133			Conversion of debt	10/21/2003
	1,375,000	$1,100,000			Conversion of debt	02/18/2005
	1,142,857	$800,000			Conversion of debt	12/28/2005
			50,000	$1.10	1999 board participation	06/21/1999
			50,000	$1.10	2000 board participation	12/31/2000
			125,000	$1.10	Compensation for services	07/01/2001
			50,000	$1.30	2001 board participation	04/01/2002
			50,000	$1.75	2002 board participation	12/31/2002
			50,000	$1.75	2003 board participation	12/31/2003
			50,000	$0.80	2004 board participation	12/31/2004
			50,000	$0.70	2005 board participation	12/31/2005

Lynch Grattan			25,000	$1.10	1999 board participation	06/21/1999
			25,000	$1.10	2000 board participation	12/31/2000
			25,000	$1.30	2001 board participation	04/01/2002
			25,000	$1.75	2002 board participation	12/31/2002
			25,000	$1.75	2003 board participation	12/31/2003
			25,000	$0.80	2004 board participation	12/31/2004
			25,000	$0.70	2005 board participation	12/31/2005

Steven Kutcher	6,000	$10,500			Cash	07/03/2003
	3,855	$1,953			Cash	04/20/2005
			20,000	$1.10	Compensation for services	06/01/2001
			25,000	$1.75	2002 board participation	12/31/2002
			25,000	$1.75	2003 board participation	12/31/2003
			12,500	$0.80	2004 board participation	12/31/2004

Wayne Hoovestal			50,000	$0.70	2005 board participation	12/31/2005

(c) Changes in control.

        As of December 31, 2005 there are no arrangements, which may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASES OF OUR COMMON STOCK

        On February 18, 2005, Randolph Pentel, a director, converted $1,100,000 of notes payable to him, into 1,375,000 shares of our common stock at a conversion price of $0.80 per share. In addition, on December 28, 2005, he converted $800,000 of notes payable to him, into 1,142,857 shares of our common stock at a conversion price of $0.70 per share.

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

APPOINTMENT OF INDEPENDENT DIRECTORS AND AMENDMENT OF BYLAWS

        We have previously undertaken to appoint two independent directors. An independent director shall be a member of our board of directors who: (1) is not an officer or employee of us or our subsidiaries and has not been an officer or employee within the last two years; (2) is not a promoter who organized or founded us or holds five percent or more of any class of our equity securities; and (3) does not have a material business or professional relationship with us.

        During 2005 we appointed Wayne Hoovestal as an independent director. During 2006, we will endeavor to appoint a second independent director to our board of directors. Once accomplished, we will undertake to amend our Bylaws to require the appointment of at least two independent directors and the approval by those independent directors of any future material transactions, loans or forgiveness of loans.

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

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
*4.1	Specimen of Common Stock Certificate
*5.1	Opinion of Rider, Bennett, Egan & Arundel LLP
*10.1	Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
*10.2	Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
*10.3	Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
*10.4	CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
*10.5	Form of Warrant Agreement
*10.6	Form of Certificate for Common Stock Purchase Warrants
+10.7	Hyundai Distribution Agreement
*10.8	12% Promissory Note dated June 4, 2001 in Favor of Randolph M. Pentel
*10.9	9.25% Convertible Promissory Note dated December 31, 2001 in Favor of Randolph M. Pentel
*10.10	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
*10.11	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
*10.12	Conzuelo Shareholder Agreement with Amendment
**11.1	Statement Regarding Computation of Per Share Earnings
*21.1	List of Subsidiaries
**24.1	Opinion of BDO-Hernández Marrón y Cía, S.C.
**31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+

Portions omitted pursuant to a Confidential Treatment Request (“CRT”), which CRT was granted pursuant to a Commission Order as of the effective date of this Registration Statement. The omitted portions have been filed separately with the Commission.

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002.
**	Filed herewith.

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

        We filed a report on Form 8-K on March 29, 2005 regarding the conversion of $1,100,000 of debt into common stock of the Company.

        We filed a report on Form 8-K on December 29, 2005 regarding the conversion of $800,000 of debt into common stock of the Company.

        We filed a report on Form 8-K on January 10, 2006 regarding the appointment of the Company’s vice president and chief financial officer.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following fees have been, or will be, billed by BDO Hernández Marrón y Cía S.C., the Company’s independent auditors for the fiscal years ending December 31, 2005 and December 31, 2004, respectively, and KPMG LLP the Company’s independent auditors for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

Audit Fees

        The aggregate fees billed by KPMG LLP for services for the fiscal year ended December 31, 2004, which related to the reviews of quarterly financial statements, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $48,000.

        The aggregate fees billed or to be billed by BDO Hernández Marrón y Cía S.C. for services for the fiscal years ended December 31, 2005 and December 31, 2004, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $125,000 and $100,000 respectively.

Audit-Related Fees

        The Company did not incur any audit-related fees for the fiscal years ended December 31, 2005 or December 31, 2004.

Tax Fees

        The aggregate fees billed by KPMG LLP for services rendered to the Company, for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and December 31, 2004 approximated $0 and $6,000, respectively. The Company did not incur any fees with BDO Hernández Marrón y Cía S.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 or December 31, 2004.

All Other Fees

        The Company did not incur any other fees with KPMG LLP or BDO Hernández Marrón y Cía S.C. for the fiscal years ended December 31, 2005 or December 31, 2004.

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

Dated: March 27, 2006

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 27, 2006

Signature	Title

/s/ Randolph M. Pentel

Randolph M. Pentel	Chairman of the Board of Directors

/s/ Fred C. Boethling

Fred C. Boethling	President, Chief Executive Officer and Director

/s/ Steven E. Reichert

Steven E. Reichert	Vice President, General Counsel and Director

/s/ Steven J. Kutcher

Steven J. Kutcher	Vice President, Chief Financial Officer

/s/ Lynch Grattan

Lynch Grattan	Director

/s/ Wayne Hoovestal

Wayne Hoovestal	Director

Supplemental Information Furnished with Form 10KSB

No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10-KSB. The Company does expect that proxy materials will be furnished to security holders subsequent to the filing of this Form 10-KSB. The Company shall furnish copies of any such proxy materials to the Commission prior to the time it is sent to security holders.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CapSource Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hernández Marrón y Cía, S.C.

México City, Mexico
March 7, 2006

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$612,790	$211,896
Rents and accounts receivable, net of allowance for doubtful
accounts of $12,565 and $9,700 in 2005 and 2004, respectively	795,812	1,286,252
Mexican value added taxes receivable	10,237	34,803
Inventory	1,193,701	539,830
Advances to vendors	891,256	788,255
Prepaid insurance and other current assets	123,278	99,926

Total current assets	3,627,074	2,960,962

Property and equipment, net	1,269,752	1,545,813

Other assets	155,584	94,060

Total assets	$5,052,410	$4,600,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$532,582	$1,009,134
Deposits and advance payments	702,069	91,855
Notes payable	2,126,209	259,945
Convertible notes payable, net of discount	—	97,603
Payable to stockholder	832,705	—

Total current liabilities	4,193,565	1,458,537

Long-term liabilities:
Notes payable	342,000	1,247,733
Payable to stockholder, net of discount	—	1,499,921

Total long-term liabilities	342,000	2,747,654

Total liabilities	4,535,565	4,206,191

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 12,378,657 and 9,860,800 shares in 2005 and 2004,
respectively	123,787	98,608
Additional paid-in capital	11,722,403	9,830,915
Accumulated deficit	(11,329,345)	(9,534,879)

Total stockholders' equity	516,845	394,644

Total liabilities and stockholders' equity	$5,052,410	$4,600,835

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,

	2005	2004

Sales	$20,081,151	$6,403,004
Rental income from operating leases	471,909	608,705
Other	55,449	205,566

Total revenue	20,608,509	7,217,275

Costs and expenses:
Direct costs of sales	18,933,352	6,056,705
Depreciation and direct costs of trailers under operating leases	339,385	434,757
Selling, general and administrative expenses	2,300,847	1,981,629

Total operating expenses	21,573,584	8,473,091

Operating loss	(965,075)	(1,255,816)

Other expense:
Interest expense	(702,648)	(269,220)
Foreign exchange losses, net	(75,151)	(18,525)

Total other expense, net	(777,799)	(287,745)

Loss before income taxes	(1,742,874)	(1,543,561)
Income taxes	(51,592)	(32,602)

Net loss	$(1,794,466)	$(1,576,163)

Net loss per basic and diluted share	$(0.16)	$(0.16)

Weighted-average number of shares outstanding, basic and diluted	11,060,604	9,841,803

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005 and 2004

	Common stock

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2003	9,790,999	$97,910	$9,377,917	$(7,958,716)	$1,517,111
Exercise of common stock warrants	45,455	454	49,546	—	50,000
Common stock issued for services	35,000	350	60,900	—	61,250
Discount on payable to shareholder	—	—	353,100	—	353,100
Repurchase of common stock	(10,654)	(106)	(10,548)	—	(10,654)
Net loss	—	—	—	(1,576,163)	(1,576,163)

Balance at December 31, 2004	9,860,800	$98,608	$9,830,915	$(9,534,879)	$394,644

Conversion of payable to
stockholder into common stock	2,517,857	25,179	1,874,821	—	1,900,000
Discount on convertible notes payable	—	—	16,667	—	16,667
Net loss	—	—	—	(1,794,466)	(1,794,466)

Balance at December 31, 2005	12,378,657	$123,787	$11,722,403	$(11,329,345)	$516,845

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements Cash Flows

	Years ended December 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,794,466)	$(1,576,163)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for doubtful accounts	9,669	59,961
Depreciation	252,054	271,682
Accretion of discount on convertible notes payable
and payable to stockholder	19,998	61,995
Accretion of discount on payable to stockholder
converted to equity prior to maturity	353,100	—
Gain on disposal of assets	(1,577)	—
Common stock issued for services	—	61,250
Changes in operating assets and liabilities:
Rents and other receivables	505,337	(766,671)
Inventory	(653,871)	492,560
Advances to vendors and other current assets	(69,938)	(490,730)
Accounts payable and accrued expenses	(476,552)	235,225
Deposits and advance payments	610,214	(3,175)
Other assets	(61,524)	5,489

Net cash used in operating activities	(1,307,556)	(1,648,577)

Cash flows from investing activities:
Purchase of property and equipment	(189,868)	(82,074)
Proceeds from disposition of property and equipment	159,037	126,914

Net cash (used in) provided by investing activities	(30,831)	44,840

Cash flows from financing activities:
Proceeds from payable to stockholder	1,744,035	2,396,000
Proceeds from notes payable and convertible notes payable	1,580,067	263,708
Repayment of payable to stockholder	(864,351)	(760,000)
Reduction in notes payable and convertible notes payable	(720,470)	(235,000)

Net cash provided by financing activities	1,739,281	1,664,708

Net increase in cash and cash equivalents	400,894	60,971
Cash and cash equivalents, beginning of the year	211,896	150,925

Cash and cash equivalents, end of the year	$612,790	$211,896

Supplemental cash flow information:
Cash paid for interest	$224,106	$198,526

Cash paid for income taxes	$38,155	$42,474

Stockholder and other debt converted to common stock	$1,900,000	$50,000

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005 and 2004

Notes To Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly-owned Mexican subsidiaries. The Company operates in one segment, the leasing and selling of trailers, and all operations currently are in Mexico.

(b)	Liquidity

Since its inception, the Company has generated losses from operations, and as of December 31, 2005, had an accumulated deficit of $11,329,345, and working capital deficit of $566,491. On February 18, 2005 and December 28, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 and $800,000, respectively, of Company notes payable and accrued interest, into Company common stock. During the 12 months ended December 31, 2005, he loaned an additional $1,648,500 to the Company through a note maturing October 15, 2006, of which $864,351 was repaid prior to December 31, 2005.

The Company currently is negotiating with third party investors to supply additional debt or equity funding, although no financing agreements have been completed. The Company is, and has been, dependent on its Chairman and largest shareholder to provide cash through loans, some of which have been subsequently converted to equity. On March 1, 2006, the Company’s Chairman and largest stockholder expressed, in writing to the Company’s President/CEO, his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions. Should the Chairman fail to provide financial support to the Company, or should the Company be unsuccessful in obtaining funding from third parties, the Company may be forced to dramatically scale back its operations and activities.

Management believes that the cash on hand at December 31, 2005, together with cash expected to be received from a private placement of debt/equity and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If the Company experiences occasional cash short-falls, the Company’s Chairman has committed to continue to provide the funds necessary to cover such shortfalls.

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

An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of certain past-due accounts, which are in the legal collection process, and deemed to be improbable as to their collection. In addition, a general percentage allowance is provided for all other past-due accounts, based on account aging. Past-due accounts are charged-off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2005 and 2004, the allowance was increased by $9,669 and $59,961, respectively. Accounts of $6,815 and $174,250 were charged-off against the allowance during the years ended December 31, 2005 and 2004, respectively.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At December 31, 2005 and 2004, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other changes in future periods. At December 31, 2005, the Company had not recognized any impairment of equipment.

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

(m)	Earnings Per Share

The following summarizes the weighted-average common shares issued and outstanding for the three months and years ended December 31, 2005 and 2004:

	THREE MONTHS ENDED		TWELVE MONTHS ENDED

	December 31,		December 31,
	2005	2004	2005	2004

Common and common equivalent shares
outstanding at beginning of period	11,235,800	9,871,454	9,860,800	9,790,999
Common shares issued for conversion of debt	1,142,857	—	2,517,857	—
Common shares issued for exercise of warrents	—	—	—	45,455
Common shares issued for services	—	—	—	35,000
Repurchase of common shares	—	(10,654)	—	(10,654)

Common and common equivalent shares
outstanding at end of period	12,378,657	9,860,800	12,378,657	9,860,800

Historical common equivalent shares
outstanding at beginning of period	11,235,800	9,871,454	9,860,800	9,790,999
Weighted average common shares issued
during period	37,267	—	1,199,804	50,804

Weighted average common shares	11,273,067	9,871,454	11,060,604	9,841,803

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

Warrants to purchase 937,334 and 887,334 common shares as of December 31, 2005 and 2004, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(n)	Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(o)	Allowance for Impairment

An allowance for impairment is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset’s value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed annually to determine the adequacy of the allowance for losses. As of December 31, 2005, Company management has determined that an impairment of approximately $19,000 exists in the carrying value of inventory. This amount has been recognized as cost of trailer sales in the Company’s Statement of Operations for the year ended December 31, 2005.

(p)	Foreign Exchange Reporting

The financial statements of the Company’s Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense) in the Company’s Statement of Operations.

The accounts of the Company’s Mexican subsidiaries are reported in the Mexican peso; however, all leases and generally all other activities are denominated in U.S. dollars. For those operations, certain assets and liabilities are remeasured into U.S. dollars at historical exchange rates and certain assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates.

(q)	Beneficial Conversion Option

In connection with the issuance of debt instruments, the Company granted the holders the option to convert the debt into equity of the Company at amounts less than the current fair value of its common stock at the date of the transaction. In calculating the fair value of these beneficial conversions, the Company estimated the fair value of the Company’s stock based on current results, budgeted performance, and recent proposed transactions involving the Company’s stock.

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

The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards (APB 25), with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for each of the two years in the period ended December 31, 2005:

	Year ended December 31,

	2005	2004

Net loss, as reported	$(1,794,466)	$(1,576,163)
Deduct: SFAS No. 123 pro forma compensation expense	(80,000)	(84,000)

Net loss, pro forma	$(1,874,466)	$(1,660,163)

Loss per share, pro forma	$(0.17)	$(0.17)

Loss per share, as reported	$(0.16)	$(0.16)

The fair value per share of the warrants granted in 2005 and 2004 were $0.49 and $0.61, respectively. These fair values were estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Year ended December 31,

	2005	2004

Risk-free interest rate	4.38%	3.63%
Expected life	5 years	5 years
Expected volatility	100.0%	100.0%
Expected dividend yield	0.0%	0.0%

(s)	Effects of Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”. This Statement deals with the accounting and reporting of voluntary changes in accounting principles, changes resulting from new regulations for which no transitional provisions have been issued, and the correction of errors. The Statement replaces the APB No. 20 and SFAS No. 3. Generally, changes in accounting principles will be accounted for retrospectively. The Statement also requires that a change in depreciation or amortization method for long term, non-financial assets be accounted for prospectively. The Statement will be effective for fiscal years beginning after December 15, 2005. The Company does not expect the application of this Statement to have a material impact on its financial statements.

In June 2005, the FASB issued EITF Issue No. 05-5 “Accounting for Early Retirement or Post Employment Programs with Specific Features”. EITF Issue No. 05-5 provides guidance for accounting and other incentive programs for early retirement with similar characteristics. Under arrangements, employers pay to employees, benefits in the form of salary, social contributions and additional bonuses. Under certain conditions a part of these benefits is compensated through government subsidies. Under EITF Issue No. 05-5 the salary expense should be recognized ratably over the remaining active service period. The expense related to the additional bonuses granted by the employer should be accrued over the period starting from the date the individual employee signs the contract until the end of the active service period. Related government subsidies are recognized when the employer is entitled to the subsidy and the recognition criteria are met. EITF Issue No. 05-5 is effective from fiscal years beginning after December 15, 2005 and has to be applied prospectively. The adoption of EITF Issue No. 05-5 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This Statement is effective for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005. The Company will apply the provisions of this Statement for the fiscal year beginning January 1, 2006. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

(2)	Property and Equipment

At December 31, 2005 and 2004, equipment consists of the following:

	2005	2004

Trailer and semi-trailer equipment	$2,057,285	$2,381,817
Vehicles	68,230	67,127
Furniture and computer equipment	140,557	130,024

	2,266,072	2,578,968
Accumulated depreciation	(996,320)	(1,033,155)

Total property and equipment, net	$1,269,752	$1,545,813

(3)	Future Minimum Rental Income

Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2005 are as follows:

Year ending December 31:
2006	$339,701
2007	214,292
2008	148,531

$702,524

(4)	Significant Customers and Suppliers

All of the Company’s customers are located in Mexico. Revenue from sales and leases are denominated in U.S. dollars. During the years 2005 and 2004, revenue from customers who represent 10% or greater of total revenue are as follows:

Customer	2005	2004

Customer A	$11,292,195	$2,166,600
Customer B	$761,450	$736,549

The Company relies primarily on one major supplier, Hyundai Translead and its Mexican subsidiary, to provide the majority of its inventory for sale or lease.

(5)	Notes Payable and Convertible Notes Payable

Notes payable consist of unpaid principal and accrued interest, payable at the following rates as of December 31, 2005 and 2004:

	2005	2004

10.0% notes, due April 1, 2006	$504,000	$508,281
10.0% notes, due January 5, 2005	—	252,173
10.0% notes, due January 5, 2008	80,000	80,679
10.0% notes, due January 5, 2007	262,000	264,226
Prime rate (7.0% at 12-31-05) plus 2.0%, notes
due August 6, 2006	1,622,209	402,319

	2,468,209	1,507,678

Less: current portion	(2,126,208)	(259,945)

	$342,000	$1,247,733

Convertible notes payable consist of unpaid principal and accrued interest, payable on the following due dates at the following rates as of December 31, 2005 and 2004:

	2005	2004

11% notes, due August 1, 2005	$—	$50,467
11% notes, due June 17, 2005	—	50,467

	—	100,934
Discount on convertible notes payable	—	(3,331)

	—	97,603

Less: current portion	—	(97,603)

	$—	$—

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

During the years ended December 31, 2005 and 2004, the Company recognized non-cash interest expense totaling $19,998 and $66,955, respectively, related to the amortization of the beneficial conversion feature discount.

(6)	Payable to Stockholder

Payable to stockholder at December 31, 2005 and 2004 consists of the following:

	2005	2004

Prime rate (7.0% at 12-31-05) plus 1.0%, unsecured notes payable to stockholder with accrued interest, due October 15, 2006	$832,705	$753,021

Non-interest bearing, unsecured convertible note
Payable to Stockholder	—	1,100,000

	832,705	1,853,021
Discount on convertible notes payable	—	(353,100)

	832,705	1,499,921

Less: current portion	(832,705)	—

	$—	$1,499,921

During the year ended December 31, 2005, the Company borrowed an additional $1,648,500 in conjunction with the unsecured note payable to the Company’s majority stockholder, of which $864,351 was repaid prior to December 31, 2005. On December 28, 2005, the stockholder converted $800,000 of principle and interest accrued on the note, into Company equity at a conversion price of $0.70 per share.

On December 31, 2004, the Company issued a non-interest bearing convertible note payable of $1,100,000 to the Company’s majority stockholder, replacing $1,100,000 of interest bearing notes payable and accrued interest. The convertible note payable had a conversion price of $0.80 per share, and specified that the Stockholder would convert the debt to Company common stock as soon as practicable. The Company recorded a discount of $353,100 in the year ended December 31, 2004, in connection with the beneficial conversion feature on the issuance of the note to the stockholder. Subsequently, on February 18, 2005, the stockholder converted the note to Company equity. The December 31, 2005 consolidated statement of operations includes a charge of $353,100 to interest expense, which represents the unaccreted discount on the convertible stockholder note that was converted to common stock.

Non-cash interest expense recognized for the years ended December 31, 2005 and 2004 totaled $353,100 and $48,594, respectively, related to the amortization of the beneficial conversion feature discount on convertible notes payable to stockholder.

Maturities of the Company’s aggregate debt by year are as follows:

Year ending December 31:
2006	$2,958,913
2007	262,000
2008	80,000

(7)	Income Taxes

Income tax benefit (expense) for the years ended December 31, 2005 and 2004 differ from the amount computed by applying the U.S. federal income tax rate of 34% because of the following:

	2005	2004

Computed expected tax benefit	$592,577	$524,811
Reduction (increase) in income taxes resulting from:
State and local taxes, net of federal benefit
and other	26,143	23,003
Alternative foreign tax	(51,592)	(32,602)
Adjustment for changes in enacted tax laws
and rates	369,982	(178,380)
Use of net operating loss carryforwards	(211,186)	—
Non-deductible expenses	(189,482)	(214,373)
Increase in valuation allowance	(588,034)	(511,821)

Income tax expense	$(51,592)	$(32,602)

Losses before income taxes from U.S. operations were $1,227,000 in 2005 and $730,000 in 2004. Losses before income taxes from Mexican operations were $515,500 in 2005 and $815,000 in 2004.

The net income tax expense of $51,592 and $32,602 in 2005 and 2004, respectively, is an alternative tax on assets incurred by the Company’s Mexican operations. This tax is applicable to some corporations that have no taxable earnings.

The adjustment for changes to enacted laws and rates resulted from the benefit to the Company’s Mexican operations of indexing the net operating loss carryforwards, partially offset by the reduction to 29% of the Mexican income tax rate being applied to the net operating loss carryforwards.

For income tax reporting purposes in Mexico, one of the Company’s Mexican subsidiaries reported 2005 taxable income of $728,000, which the Company was allowed to offset with prior years’ net operating losses of an equivalent amount. By doing so, the Company was able to realize an income tax savings of $211,186.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$3,644	$2,913
Accrued expenses and customer advances	314,496	102,644
Net operating loss carryforwards	2,881,855	2,245,501

Total gross deferred tax assets	3,199,995	2,751,058

Deferred tax liabilities:
Prepaid expenses	8,366	11,684
Inventories	—	135,779

Total gross deferred tax liabilities	8,366	147,463
Less valuation allowance	(3,191,629)	(2,603,595)

Net deferred tax assets	$—	$—

As of December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $3.6 million, which are available to offset future federal taxable income and expire at various dates from 2017 through 2025. The Company’s Mexican operations had net operating loss carryforwards of approximately $5.0 million that will expire at various dates from 2006 through 2015.

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

(8)	Common and Preferred Stock

The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2005 and 2004, no shares of preferred stock or other classes of common stock have been issued.

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

On December 31, 2004, the Company repurchased 10,654 shares of Company common stock at $1.00 per share, from a customer of the Company, accepting the shares as payment of the customer’s account receivable balance of $10,654.

On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of Company common stock at a price of $0.80 per share.

On December 28, 2005, the Company’s Chairman and largest stockholder converted $800,000 of Company notes payable and accrued interest into 1,142,857 shares of Company common stock at a price of $0.70 per share.

In December 2005 and 2004, the Company issued warrants to directors to purchase 175,000 and 137,500 shares of common stock, respectively, at $0.70 and $0.80, respectively. These warrants are immediately exercisable and have a five-year life. The Company applies the intrinsic value based method in accounting for stock options, warrants and awards to employees, and qualified awards to non-employee directors. Accordingly, no compensation expense has been recorded related to the grants in 2005 and 2004 as the exercise price of the warrants is equal to the estimated fair value at the issue date.

In April 2001, in conjunction with a private placement offering to sell its common stock, the Company issued 20,000 A Warrants and 20,000 B Warrants. Each A Warrant was exercisable immediately and for a period of two years from the date of issue into one share of common stock at an exercise price per share of $2.50. As of December 31, 2005, the 20,000 A Warrants have expired. Each B Warrant is exercisable immediately and for a period of five years from the date of issue into one share of common stock at an exercise price per share of $5.00. The Warrants are callable by the Company at $0.05 each.

On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the “Plan”). The Plan provides that options to purchase shares of the Company’s common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company’s common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2005, no options have been issued under the Plan.

The following summarizes information about outstanding warrants at December 31, 2005:

Exercise Prices	Number of Warrants Outstanding	Weighted-average Remaining contractual life (in years)	Number of Warrants Exercisable

$0.70	175,000	5.0	175,000
$0.80	137,500	4.0	137,500
$1.10	145,000	0.5	145,000
$1.30	125,000	1.3	125,000
$1.75	300,000	2.5	300,000
$2.45	34,834	1.7	34,834
$5.00	20,000	0.3	20,000

	937,334	2.6	937,334

Weighted-average
exercise price	$1.35		$1.35

(9)	Commitments and Contingencies

The Company leases office space and trailer sale facilities under noncancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $153,708 and $146,844 for the years ended December 31, 2005 and 2004, respectively.

Minimum future rental payments required under these leases are as follows:

Year ending December 31:
2006	$127,987
2007	7,625

$135,612

On February 11, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the new contact, Hyundai grants the Company’s Mexican subsidiary, RESALTA, the exclusive right to sell Hyundai trailers and parts in Mexico. In addition, Hyundai Translead will provide a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico. The credit facility is guaranteed by a pledge of 680,000 shares of Company stock owned by its Chairman Randolph Pentel. In contrast with the prior contract, the new agreement does not require the Company to meet any minimum purchase requirements. The contract expires in November of 2007.

As of December 31, 2005, the Company had committed to purchase additional trailers from Hyundai for sale or lease. The total purchase price was approximately $8,876,000, towards which the Company had made down payments to Hyundai of approximately $888,000 as of December 31, 2005.

During the year ended December 31, 2004, the Company’s Mexican leasing subsidiary, REMEX, received a favorable legal judgment awarding it the recovery of disputed trade accounts receivable of $174,898, and the recovery of related legal costs of $16,619. During the year ended December 31, 2005, $18,704 of the judgment for accounts receivable was collected. Based on advice from legal counsel, Company management is confident of collecting the balance of $156,194. Nevertheless, the Company included $5,212 in the allowance for doubtful accounts relating to this balance as of December 31, 2005, because certain assets that may be received in settlement of the judgment, could suffer a slight decrease in value. In addition, due to uncertainties related to the collection of the judgment for legal costs, the Company recorded an allowance of $16,619 against other accounts receivable as of December 31, 2005.

(10)	Fair Value of Financial Instruments

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