Form 10QSB
period 2006-03-31
CAPSOURCE FINANCIAL INC
filed 2006-05-15
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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
Yes ☐      No ☒

There were 19,558,321 shares of common stock outstanding at May 15, 2006.

Transitional Small Business Disclosure Format (Check one):      Yes ☐       No ☒

CapSource Financial, Inc.

Part I – FINANCIAL INFORMATION

Item 1.   UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$156,564	$612,790
Rents and accounts receivable, net	1,953,444	795,812
Mexican value added taxes receivable	342,806	10,237
Inventory	3,658,057	1,193,701
Advances to vendors	367,434	891,256
Prepaid insurance and other current assets	112,509	123,278

Total current assets	6,590,814	3,627,074
Property and equipment, net	1,293,051	1,269,752
Other assets	155,044	155,584

Total assets	$8,038,909	$5,052,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,884,724	$532,582
Deposits and advance payments	285,362	702,069
Notes payable	2,299,913	2,126,209
Payable to stockholder	880,474	832,705

Total current liabilities	7,350,473	4,193,565
Long-term debt	400,000	342,000

Total liabilities	7,750,473	4,535,565

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	123,787	123,787
Additional paid-in capital	11,722,403	11,722,403
Accumulated deficit	(11,557,754)	(11,329,345)

Total stockholders’ equity	288,436	516,845

Total liabilities and stockholders’ equity	$8,038,909	$5,052,410

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Net sales and rental income	$5,494,718	$3,175,518
Cost of sales and operating leases	(5,024,771)	(2,928,316)
Selling, general and administrative	(575,517)	(531,192)

Operating loss	(105,570)	(283,990)
Interest, net	(78,370)	(419,489)
Other expense, net	(22,421)	(9,844)

Loss before income taxes	(206,361)	(713,323)
Income taxes	(22,048)	(11,384)

Net loss	$(228,409)	$(724,707)

Net loss per basic and diluted share	$(0.02)	$(0.07)

Weighted-average shares outstanding, basic and diluted	12,378,657	10,487,189

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(228,409)	$(724,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	12,586	(1,681)
Depreciation	60,403	56,782
Accretion of discount on convertible notes payable
and payable to stockholder	—	7,041
Accretion of discount on payable to stockholder
converted to equity prior to maturity	—	353,100
Loss on disposal of assets	—	1,594
Changes in operating assets and liabilities:
Rents and other receivables	(1,502,787)	(1,102,689)
Inventory	(2,464,356)	(2,902,182)
Advances to vendors and other current assets	547,633	37,772
Accounts payable and accrued expenses	3,352,142	2,949,535
Deposits and advance payments	(416,707)	687,397
Other assets	540	1,078

Net cash used in operating activities	(638,955)	(636,960)

Cash flows from investing activities:
Purchase of property and equipment	(106,054)	(19,781)
Proceeds from disposition of property and equipment	9,310	97,500

Net cash (used in) provided by investing activities	(96,744)	77,719

Cash flows from financing activities:
Proceeds from payable to stockholder	30,200	157,000
Proceeds from notes payable and convertible notes payable	266,773	569,567
Repayment of notes payable	(17,500)	(70,000)

Net cash provided by financing activities	279,473	656,567

Net (decrease) increase in cash and cash equivalents	(456,226)	97,326
Cash and cash equivalents, beginning of the period	612,790	211,896

Cash and cash equivalents, end of the period	$156,564	$309,222

Supplemental cash flow information:
Cash paid for interest	$64,286	$40,757

Cash paid for income taxes	$20,461	$8,149

Stockholder debt converted to common stock	$—	$1,100,000

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)    Nature of Operations   CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries. In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006, reporting this event is incorporated by reference. The Company operates in one business segment, the leasing and selling of trailers, currently operating in the United States and Mexico.

(2)    Basis of presentation   The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

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

(3)    Liquidity   Since its inception, the Company has generated losses from operations, and as of March 31, 2006, had an accumulated deficit of $11,557,754 and a working capital deficit of $759,659.

On May 1, 2006, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000. In addition, the Company’s Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock. The Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006, reporting this event is incorporated by reference.

Also on May 1, 2006, through its wholly owned United States subsidiary, CapSource Equipment Company, Inc., the Company acquired the trailer sales business and the related operating assets of Prime Time Equipment, Inc., a California based truck trailer dealer, for a total purchase price of approximately $1.7 million, of which approximately $700,000 was funded by the assumption of certain liabilities, and the remainder paid or to be paid in cash. In conjunction with this acquisition, the Company obtained Floor Plan financing of approximately $3,000,000, to finance the purchase of new and used truck trailer inventory. The Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006, reporting this event is incorporated by reference.

In addition to the new debt and equity financing obtained by the Company as of May 1, 2006, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions.

Management believes that the cash on hand at March 31, 2006, the cash received from the sale of Company common stock on May 1, 2006, and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At March 31, 2006, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

(6)    Comprehensive income (loss)   Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(7)    Common stock issuance   On February 18, 2005, the Company’s majority stockholder converted a Company note of $1,100,000 into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share, pursuant to the terms of the convertible note. On May 1, 2006, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000. In addition, the Company’s Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock. The Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006, reporting this event is incorporated by reference.

The March 31, 2005 consolidated statement of operations includes a charge of $353,100 to interest expense that represents the amortization of the beneficial conversion feature discount in connection with the convertible stockholder note.

For the three months ended March 31, 2006 and 2005, the Company did not issue any stock-based awards. Therefore, there is no pro forma stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(8)    Earnings per share   The following summarizes the weighted-average common shares issued and outstanding for the three months ended March 31, 2006 and 2005:

	2006	2005
Common and common equivalent shares outstanding – beginning of period	12,378,657	9,860,800
Common shares issued for conversion of debt	—	1,375,000

Common and common equivalent shares outstanding – end of period	12,378,657	11,235,800

Historical common equivalent shares outstanding – beginning of period	12,378,657	9,860,800
Weighted average common shares issued during period	—	626,389

Weighted average common shares outstanding – basic and diluted	12,378,657	10,487,189

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

Warrants to purchase 937,334 and 887,334 common shares as of March 31, 2006 and 2005, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(9)    Supplemental balance sheet information

	March 31, 2006	December 31, 2005
Rents and accounts receivable, net:
Rents and accounts receivable	$1,978,595	$808,377
Allowance for doubtful accounts	(25,151)	(12,565)

Total rents and accounts receivable, net	$1,953,444	$795,812

Property and equipment, net:
Trailer and semi-trailer equipment	$2,106,413	$2,057,285
Vehicles	68,230	68,230
Furniture and computer equipment	141,603	140,557

	2,316,246	2,266,072
Accumulated depreciation	(1,023,195)	(996,320)

Total property and equipment, net	$1,293,051	$1,269,752

(10)    Commitments   As of March 31, 2006, the Company had committed to purchase an additional 145 trailers from Hyundai Translead, at a total purchase price of approximately $3,600,000, towards which the Company had made down payments of $361,452.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words “believes,” “anticipates”, “plans,” “expects,” and similar expressions, are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

        CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing over-the-road truck trailers. We conduct this business through two wholly-owned operating subsidiaries in Mexico – REMEX and RESALTA. In addition, as of May 1, 2006, we acquired and began operating the truck trailer sales business of Prime Time Equipment, Inc., a California-based trailer dealer. The details of this acquisition are included in the Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006.

        Through REMEX, our lease/rental subsidiary in Mexico, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment, which are leased to our customers under operating lease contracts that are denominated in U.S. dollars. Through RESALTA, our Mexican trailer sales company, we have the exclusive right to sell Hyundai truck trailers and related equipment in Mexico from Hyundai Translead, a subsidiary of the Korean construction, engineering and manufacturing company. RESALTA markets and distributes Hyundai trailer products through a number of locations in Mexico.

        Prime Time is the sole authorized distributor for Hyundai Translead truck trailers and related equipment in California. The acquisition of Prime Time provides CapSource with an established operation with access to markets on the West Coast and in the Southwestern United States. Prime Time markets and distributes trailers and trailer products from its location in Fontana, California.

Results of Operations

        Consolidated total revenue first quarter ended March 31, 2006 was $5,494,718 compared with $3,175,518 for the same period last year, an increase of 73.0%. Total revenue is made up of two components: trailer sales/service revenues, which grew in the first quarter of 2006 by $2,302,401, an increase of 75.5% over the same period of 2005; and lease/rental income, which improved by $16,799, an increase of 13.4% compared to the same period last year. Trailer sales growth was driven by emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities. However, after three years of gradually reducing our equipment lease portfolio in order to focus on increasing our trailer sales volume, we added to our trailer lease fleet during the first quarter of 2006, thereby producing an increase in lease/rental income.

        Gross profit consists of total revenue less cost of sales and operating leases. For the first quarter ended March 31, 2006, gross margin increased 90.1% to $469,947 compared to $247,202 for the same period last year. This increase in gross profit was due, in part, to the increase in trailer sales volume, as well as improvement in the average gross profit margin per sale. This margin improvement resulted from our ability to reduce reliance on lower-margin, large fleet customers, increasing sales to higher-margin, lower-volume customers.

        Selling, general and administrative expense for the first quarter ended March 31, 2006 was $575,517 compared to $531,192 for the same period last year. This increase was due primarily to expenses associated with operating our trailer sales/storage facilities in Mexico, as well as well as additional expenses incurred in connection with being a public company.

        Operating loss consists of total revenue less cost of sales and operating leases and selling, general and administrative expenses. We recognized an operating loss of $105,570 in the first quarter ended March 31, 2006, compared to $283,990 for the same period last year. This operating loss improvement of $178,420 resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expenses.

        Net interest expense for the first quarter ended March 31, 2006 was $78,370 compared to $419,489 for the same period last year. Net interest expense in the first quarter of 2005 included a one-time charge of $343,100, which represents the accretion of the beneficial conversion feature discount related to the $1,100,000 Company debt converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge, the net interest expense of $78,370 in the first quarter of 2006 was a slight increase of $1,981 over the $76,389 interest expense in the same period last year.

        Other expense, net, which is primarily foreign exchange gains/(losses), was a loss of $22,421 in the first quarter of 2006, compared to a loss of $9,844 in the same period last year. The foreign exchange losses incurred in 2006 were not significantly different from those incurred in the same period of 2005 because the exchange rate fluctuations of the Mexican peso in relation to the US dollar were similar during the same period of both years.

        Income taxes of $22,048 and $11,384 were accrued for the three months ended March 31, 2006 and 2005, respectively. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

        We recognized a net loss of $228,409, or $0.02 per diluted share for the first quarter ended March 31, 2006, compared with a net loss of $724,707, or $0.07 per diluted share for the same period last year. Excluding the one-time interest charge of $343,100 in the first quarter of 2005, our net loss was $228,409, or $0.02 per diluted share in the first quarter of 2006, compared with a net loss of $381,607, or $0.04 per diluted share for the same period last year. This improvement in the net loss resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense.

Liquidity and Capital Resources

        Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003. On May 1, 2006, we increased the Company’s liquidity by selling 5,000,000 shares of common stock for $2,000,000. In addition, on May 1, 2006 the Company’s Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock.

        Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory. In addition, as of May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., a California based trailer dealer, for a total purchase price of approximately $1.7 million, of which approximately $700,000 was funded by the assumption of certain liabilities, and the remainder paid or to be paid in cash. In conjunction with this acquisition, we obtained Floor Plan financing of approximately $3,000,000 to finance the purchase of new and used truck trailer inventory. The details of these transactions are included in the Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006.

        Net cash used in operating activities was $638,955 for the first three months of 2006, compared to $636,960 for the same period last year. Net operating cash used was similar in the same period of both years, although, in the first quarter of this year, the net loss was less than last year. In both years, there was a growth in receivables and inventory, partially offset by an increase in accounts payable. However, there was a reduction in customer deposits and advance payments this year, compared to an increase in the same period last year. As sales orders increased for trailers to be delivered in the second quarter of both years, we increased the levels of inventory and accounts payable.

        During the three months ended March 31, 2006, we acquired property and equipment of $106,054, which were primarily equipment for the lease/rental pool, offset by proceeds of $9,310 from disposals. This compares to $19,781 and $97,500, respectively, for the three months ended March 31, 2005. As a result, net cash used in investing activities was $96,744 for the three months ended March 31, 2006, compared to net cash provided by investing activities of $77,719 for the three months ended March 31, 2005.

        During the three months ended March 31, 2006, we received proceeds from the issuance of debt totaling $296,973, which was partially offset by debt repayment of $17,500. During the same period last year, we received proceeds from the issuance of debt of $726,567, which was partially offset by debt repayment totaling $70,000. As a result, net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was $279,473 and $656,567, respectively.

        On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share.

        On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico.

        Effective May 1, 2006, in conjunction with our acquisition of the Prime Time trailer sales business, we were granted Floor Plan financing of approximately $3,000,000 by Navistar Financial Corporation, to finance the purchase of new and used truck trailer inventory in the United States. The details of this financing are included in the Company’s current report on Form 8-K filed May 5, 2006, as amended by Amendment No. 1 filed May 9, 2006, and incorporated by reference to this report.

        As of March 31, 2006, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $3,600,000, towards which we had made down payments of $361,452. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $3,250,000 upon taking delivery of the trailers. In addition, we have begun to place orders for delivery during the latter half of 2006 and for 2007, to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2006 and 2007.

        On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Prior to the sale of Company common stock on May 1, 2006, we have been dependent on our Chairman and largest stockholder to provide cash through loans, some of which have been subsequently converted to equity. Our Company Chairman and largest stockholder has expressed, in writing, his willingness and ability to continue to financially support the Company, at least until March 31, 2007 if needed, by way of additional debt and/or equity contributions.

        As of March 31, 2006, we had an accumulated deficit of $11,557,754 and a working capital deficit of $759,659. We believe that the cash on hand at March 31, 2006, together with the cash received from the sale of Company common stock on May 1, 2006, the Floor Plan financing arrangement effective as of May 1, 2006, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman.

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

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

        None.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5.   OTHER INFORMATION

        None.

Item 6.   EXHIBITS

LIST OF EXHIBITS

The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**20.1	Form 8-K as filed with SEC on May 5, 2006 and as amended May 9, 2006
**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.

Date: May 15, 2006	By:	/s/ Fred C. Boethling
Fred C. Boethling President, Chief Executive Officer and Director