Form 10QSB
period 2006-06-30
CAPSOURCE FINANCIAL INC
filed 2006-08-21
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT).   YES ( )   NO (X)

THERE WERE 19,558,321 SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 21, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES (  )   NO (X)

                            CAPSOURCE FINANCIAL, INC.

                                      INDEX
PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
     ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets as of June 30, 2006 and December 31, 2005.................3

     Statements of Operations for the three-month and six-month periods ended June 30, 2006 and 2005.........................................4

     Statements of Cash Flows for the six-month periods ended
         June 30, 2006 and 2005...............................................5

     Notes to Unaudited Condensed Consolidated Financial Statements...........6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................11

     ITEM 3. CONTROLS AND PROCEDURES.........................................15

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................16

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....16

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................16

     ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS............16

     ITEM 5. OTHER INFORMATION...............................................16

     ITEM 6. EXHIBITS .......................................................16

SIGNATURE....................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets

                                                  JUNE 30,      DECEMBER 31,
                                                    2006            2005
                                                ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                    $    379,678    $    612,790
   Rents and accounts receivable, net              1,527,699         795,812
   Mexican value added taxes receivable              333,886          10,237
   Inventory                                       4,736,683       1,193,701
   Advances to vendors                               612,151         891,256
   Prepaid insurance and other current assets         95,428         123,278
                                                ------------    ------------
       Total current assets                        7,685,525       3,627,074
Property and equipment, net                        1,270,351       1,269,752
Other assets                                          51,231         155,584
Intangible assets                                    485,057              --
                                                ------------    ------------
Total assets                                    $  9,492,164    $  5,052,410
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses        $  2,775,795    $    532,582
   Deposits and advance payments                     212,072         702,069
   Notes payable                                   3,776,706       2,126,209
   Payable to stockholder                                 --         832,705
                                                ------------    ------------
       Total current liabilities                   6,764,573       4,193,565
Long-term debt                                       330,000         342,000
                                                ------------    ------------
       Total liabilities                           7,094,573       4,535,565
                                                ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock                                      195,583         123,787
   Additional paid-in capital                     14,952,576      11,722,403
   Accumulated deficit                           (12,750,568)    (11,329,345)
                                                ------------    ------------
       Total stockholders' equity                  2,397,591         516,845
                                                ------------    ------------
Total liabilities and stockholders' equity      $  9,492,164    $  5,052,410
                                                ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.


================================================================================

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                       ----------------------------    ----------------------------
                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                           2006            2005            2006            2005
                                       ------------    ------------    ------------    ------------
Net sales and rental income            $  4,295,561    $  6,061,022    $  9,790,279    $  9,236,540
Cost of sales and operating leases       (3,913,365)     (5,703,202)     (8,938,136)     (8,631,518)
Selling, general and administrative      (1,466,625)       (558,623)     (2,042,142)     (1,089,815)
                                       ------------    ------------    ------------    ------------
Operating loss                           (1,084,429)       (200,803)     (1,189,999)       (484,793)
Interest, net                               (78,890)        (93,122)       (157,260)       (512,611)
Other expense, net                          (19,104)        (22,235)        (41,525)        (32,079)
                                       ------------    ------------    ------------    ------------
Loss before income taxes                 (1,182,423)       (316,160)     (1,388,784)     (1,029,483)
Income taxes                                (10,391)         (9,595)        (32,439)        (20,979)
                                       ------------    ------------    ------------    ------------
Net loss                               $ (1,192,814)   $   (325,755)   $ (1,421,223)   $ (1,050,462)
                                       ============    ============    ============    ============

Net loss per basic and diluted share   $      (0.07)   $      (0.03)   $      (0.10)   $      (0.10)
                                       ============    ============    ============    ============

Weighted-average shares
 outstanding, basic and diluted          17,112,501      11,235,800      14,758,656      10,863,562
                                       ============    ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.


================================================================================

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                       SIX MONTHS ENDED
                                                                  --------------------------
                                                                   JUNE 30,        JUNE 30,
                                                                     2006            2005
                                                                  -----------    -----------
Cash flows from operating activities:
   Net loss                                                       $(1,421,223)   $(1,050,462)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Provision for doubtful accounts                                  11,398         (3,387)
      Depreciation and amortization                                   134,913        128,507
      Accretion of discount on convertible notes payable
         and payable to stockholder                                        --         16,731
      Accretion of discount on payable to stockholder
         converted to equity prior to maturity                             --        353,100
      Discount on conversion of stockholder debt                      784,679             --
      Loss on disposal of assets                                           --          2,251
      Changes in operating assets and liabilities:
         Rents and other receivables                                 (654,863)       178,051
         Inventory                                                 (2,507,633)    (4,234,661)
         Advances to vendors and other current assets                 235,337        257,661
         Accounts payable and accrued expenses                      2,149,913      1,882,681
         Deposits and advance payments                               (489,997)     1,086,322
         Other assets                                                 104,353           (753)
                                                                  -----------    -----------
           Net cash used in operating activities                   (1,653,123)    (1,383,959)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of acquired business                                   (1,014,290)            --
   Purchase of property and equipment                                (133,063)       (20,882)
   Proceeds from disposition of property and equipment                 25,080        114,345
                                                                  -----------    -----------
           Net cash (used in) provided by investing activities     (1,122,273)        93,463
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from payable to stockholder                                30,200      1,083,000
   Proceeds from notes payable and convertible notes payable        1,455,316      1,426,101
   Repayment of notes payable and payable to stockholder             (669,940)      (973,351)
   Proceeds from sale of common stock                               2,000,000             --
   Offering costs                                                    (273,292)            --

                                                                  -----------    -----------
           Net cash provided by financing activities                2,542,284      1,535,750
                                                                  -----------    -----------

           Net (decrease) increase in cash and cash equivalents      (233,112)       245,254

Cash and cash equivalents, beginning of the period                    612,790        211,896
                                                                  -----------    -----------

Cash and cash equivalents, end of the period                      $   379,678    $   457,150
                                                                  ===========    ===========

Supplemental cash flow information:
         Cash paid for interest                                   $   156,044    $    66,291
                                                                  ===========    ===========
         Cash paid for income taxes                               $    33,892    $    14,732
                                                                  ===========    ===========
         Stockholder debt converted to common stock               $   871,866    $ 1,100,000
                                                                  ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries. In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company now operates the acquired business through its wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. The Company operates in one business segment, the leasing and selling of trailers, currently operating in the United States and Mexico.

(2) BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, and in conjunction with the Company's Form 8-K reports filed May 5, 2006 (as amended by Amendment No. 1 filed May 8, 2006), May 25, 2006 and July 14, 2006. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

The financial statements of the Company's Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Those transactions denominated in the local currency are remeasured into the U.S. dollar, creating foreign exchange gains and losses that are included in other income (expense).

(3) LIQUIDITY Since its inception, the Company has generated losses from operations, and as of June 30, 2006, had an accumulated deficit of $12,750,568 and working capital of $920,952.

On May 1, 2006, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000. In addition, the Company's Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock (See Note 8).

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory line of credit of approximately $3,000,000, to finance the purchase of new and used truck trailer inventory.

In addition to new debt and equity financing obtained by the Company as of May 1, 2006, the Company's Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions.

Management believes that the cash on hand at June 30, 2006, the cash received from the sale of Company common stock on May 1, 2006, and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company's Chairman.

(4) ACQUISITION On May 1, 2006, the Company, through its wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation ("CECO"), entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. ("Prime Time"), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all Prime Time's assets and business for total consideration of approximately $1,970,000, of which $1,014,300 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $98,000. The purchase price was allocated to intangibles based on management's estimate. Management expects to finalize the purchase price allocation within twelve months of the acquisition date upon completion of an independent appraisal of the fair values of the acquired assets, and as certain initial accounting estimates are resolved. The results of Prime Time's operations have been included in the Company's interim consolidated financial statements since May 1, 2006.

The preliminary purchase price allocation is as follows (in thousands):


Intangibles:
Non-compete agreements                                              $  400.0

Goodwill                                                                98.3

Tangible assets and liabilities acquired:
Accounts receivable                                                    412.0
Inventory                                                            1,035.3
Other assets                                                            24.0
Total assets                                                        $1,969.6
                                                                    ========
Accrued payable                                                        (93.3)
Short-term debt                                                       (862.0)
                                                                    --------
Net assets acquired                                                 $1,014.3
                                                                    ========

The Company believes that the intangible assets acquired have useful lives of 5 years.

Pro-forma Results of Operations
-------------------------------

             The following presents the unaudited pro-forma combined results of operations of the Company with Prime Time for the three months and six months ended June 30, 2006 and 2005, after giving effect to certain pro forma adjustments related to the amortization of the acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2006 and January 1, 2005 or of future results of operations of the consolidated entities:

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------

Revenues                           $  5,534,986    $ 10,920,175    $ 13,888,145    $ 28,311,657

Net loss                             (1,140,414)       (201,855)     (1,275,689)       (712,025)
                                   ------------    ------------    ------------    ------------

Basic and diluted loss per share          (0.06)          (0.01)          (0.07)           0.04)
                                   ============    ============    ============    ============


(5) RECOGNITION OF REVENUE FROM EQUIPMENT SALES Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is probable.

(6) EQUIPMENT LEASING The Company's leases are classified as operating leases for all of the Company's leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At June 30, 2006, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

(7) COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

(8) COMMON STOCK ISSUANCE On May 1, 2006, the Company increased its equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share. In addition, the private placement agreements grant the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for $300,000 for 180 days after May 1, 2006. If the investors exercise this option to purchase additional shares, the number of shares covered by the warrants will correspondingly increase to a total of 5,750,000 warrant shares.

In conjunction with the private equity placement on May 1, 2006, the Company's Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and obtained warrants to purchase another 2,179,664 shares of common stock at an exercise price of $.90 per share. Since the shareholder's debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,679. This non-cash loss is recorded in selling, general and administrative expense, in the Company's consolidated statement of operations for the three and six month periods ended June 30, 2006.

The placement agent that coordinated the private equity placement received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares will automatically be increased by up to 75,000 additional shares each, if the investors exercise their right to purchase the additional 750,000 shares within 180 days after May 1, 2006.

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. In addition, the Company is obliged to have caused such registration statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the registration statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month of the purchase price paid for the shares, and, if exercised, the warrant shares, pro-rated as appropriate for the duration of any such delay.

Proceeds from the private equity placement on May 1, 2006 totaled $2,000,000, offset by offering costs of $354,576, resulting in a net increase to shareholder equity of $1,645,424. In addition, the conversion of the Company's debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,679, resulted in a net increase to shareholder equity of $1,656,545. The combined impact of the concurrent equity transactions was a net increase to shareholder equity of $3,301,969 at June 30, 2006 compared to December 31, 2005.

On February 18, 2005, the Company's majority stockholder converted a Company note of $1,100,000 into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share, pursuant to the terms of the convertible note.

The June 30, 2005 consolidated statement of operations includes a charge of $353,100 to interest expense that represents the amortization of the beneficial conversion feature discount in connection with the convertible stockholder note.

For the six months ended June 30, 2006 and 2005, the Company did not issue any stock-based awards. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(9) EARNINGS PER SHARE The following summarizes the weighted-average common shares issued and outstanding for the three months and six months ended June 30, 2006 and 2005:

                                                                       THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                                       --------------------------    ------------------------
                                                                          2006            2005          2006          2005
                                                                       ----------      ----------    ----------    ----------

Common and common equivalent shares outstanding-beginning of period    12,378,657      11,235,800    12,378,657     9,860,800
Common shares issued for sale of common stock                           5,000,000              --     5,000,000            --
Common shares issued for conversion of debt                             2,179,664              --     2,179,664     1,375,000
                                                                       ----------      ----------    ----------    ----------

Common and common equivalent shares outstanding - end of period        19,558,321      11,235,800    19,558,321    11,235,800
                                                                       ==========      ==========    ==========    ==========


Historical common equivalent shares outstanding - beginning of period  12,378,657      11,235,800    12,378,657     9,860,800
Weighted average common shares issued during period                     4,733,844              --     2,379,999     1,002,762
                                                                       ----------      ----------    ----------    ----------

Weighted average common shares outstanding - basic and diluted         17,112,501      11,235,800    14,758,656    10,863,562
                                                                       ==========      ==========    ==========    ==========

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

Warrants to purchase 9,076,998 and 887,334 common shares as of June 30, 2006 and 2005, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company's net losses.

(10)  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                             JUNE 30,     DECEMBER 31
                                               2006           2005
                                           -----------    -----------
Rents and accounts receivable, net:
     Rents and accounts receivable         $ 1,551,662    $   808,377
     Allowance for doubtful accounts           (23,963)       (12,565)
                                           -----------    -----------
Total rents and accounts receivable, net   $ 1,527,699    $   795,812
                                           ===========    ===========

Property and equipment, net:
     Trailer and semi-trailer equipment    $ 2,087,913    $ 2,057,285
     Vehicles                                  108,730         68,230
     Furniture and computer equipment          151,456        140,557
                                           -----------    -----------
                                             2,348,099      2,266,072
     Accumulated depreciation               (1,077,748)      (996,320)
                                           -----------    -----------
Total property and equipment, net          $ 1,270,351    $ 1,269,752
                                           ===========    ===========

(11) COMMITMENTS As of June 30, 2006, the Company had placed committed orders to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $9,100,000, towards which the Company had made down payments of $612,161. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $8,490,000 upon taking delivery of the trailers. In addition, we have begun to place orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007.

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. In addition, the Company is obliged to have caused such registration statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the registration statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month of the purchase price paid for the shares, and, if exercised, the warrant shares, pro-rated as appropriate for the duration of any such delay.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Without limiting the foregoing, the words "believes," "anticipates", "plans," "expects," and similar expressions, are intended to identify forward-looking statements. In addition, forward- looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion, which include, without limitation, inability to obtain sufficient additional financing when needed, inability to maintain a price advantage over our competitors and adverse effects of general and international economic conditions. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.


OVERVIEW

CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing over-the-road truck trailers. We conduct this business through two wholly-owned operating subsidiaries in Mexico - REMEX and RESALTA. In addition, as of May 1, 2006, through our wholly-owned U.S. subsidiary CapSource Equipment Company, Inc., we acquired and are now operating the truck trailer sales business of Prime Time Equipment, Inc., a California-based trailer dealer. We are operating the acquired business as: d/b/a Prime Time Trailers.

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

         Prime Time Trailers is the sole authorized distributor for Hyundai Translead truck trailers and related equipment in California. The acquisition of Prime Time provides CapSource with an established operation with access to markets on the West Coast and in the Southwestern United States. Prime Time markets and distributes trailers and trailer products from its location in Fontana, California.

PRIVATE EQUITY PLACEMENT

         On May 1, 2006, we entered into Securities Purchase Agreements (the "Purchase Agreements") with two investors, Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. (the "Investors"), both Minnesota-based hedge funds. According to the terms of the Purchase Agreements, the Company sold a total of 5,000,000 shares of our common stock (the "Shares") at $0.40 per share for $2,000,000, together with warrants (the "Warrants") to purchase another 5,000,000 shares of our common stock (the "Warrant Shares") having an exercise price of $0.90 per share. The Purchase Agreements also granted the Investors the right to purchase a total of an additional 750,000 shares of our common stock at $0.40 per share for $300,000 for 180 days after the effective date of the Purchase Agreements (the "Greenshoe Shares"). If both Investors exercise this option to purchase additional shares, the number of shares covered by the Warrants will correspondingly increase to a total of 5,750,000 Warrant Shares.

         The Shares and Warrants were offered and sold in a private placement transaction under an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under that Section. Each of the investors was an "accredited investor", as defined in Rule 501 under the Securities Act.

         The Purchase Agreements also required the Company to enter into Registration Rights Agreements (the "Registration Rights Agreements") with each investor by which the Company agreed to file with the Securities and Exchange Commission, within 60 days, which period has been extended, a registration statement covering all the Shares, Greenshoe Shares and all the Warrant Shares.

         As a condition to the placement of the Shares, Randolph M. Pentel, the Company's Chairman and largest shareholder, converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock (the "Pentel Shares") at $0.40 per share, and warrants to purchase another 2,179,664 shares of common stock (the "Pentel Warrant Shares") having an exercise price of $0.90 per share. This constitutes substantially all of the debt owed to Mr. Pentel by the Company. The Registration Rights Agreements also provide that all the Pentel Shares and the Pentel Warrant Shares are to be included in the registration statement to be filed covering the Shares, Greenshoe Shares and Warrant Shares. Since the shareholder's debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, this non-cash loss of $784,679 is recorded in selling, general and administrative expense in the Company's consolidated statement of operations for the three and six month periods ended June 30, 2006.


         Under the terms of the Registration Rights Agreement, we had until June 30, 2006 to file a registration statement covering all the shares referred to above that were or could be issued as a result of the transaction, and we have another 120 days thereafter to have caused such registration statement to become effective. We received permission from the investors to delay filing the registration statement beyond the June 30, 2006 date in order to prepare and file a current report on Form 8-K to include audited financial statements for Prime Time Trailers, the business we acquired May 1, 2006 with a portion of the proceeds from the Purchase Agreements, and that current report on Form 8-K was filed on July 14, 2006. Any delays in meeting the obligation to have the registration statement declared effective within 180 days from May 1, 2006 will result in our being liable to the Investors in an amount equal to one percent per month of the purchase price paid for the Shares, and, if exercised, the Warrant Shares, pro-rated as appropriate for the duration of any such delay.

         Keane Securities Inc. acted as placement agent in connection with the offer and sale of the Shares. For its services as placement agent, Keane Securities Inc. received a warrant (the "Placement Agent Warrant") to purchase 500,000 shares of our common stock at $0.48 per share (the "Placement Agent Warrant Shares") together with another warrant (the "Sub-Warrant") to purchase up to another 500,000 shares of common stock at $1.08 per share (the "Sub-Warrant Shares") on the basis of a warrant to purchase one Sub-Warrant Share for each Warrant Share purchased through the exercise of the Placement Agent Warrant. The Placement Agent Shares and the Sub-Warrant Shares will automatically be increased by up to 75,000 additional shares each, if Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. exercise their right to purchase the Greenshoe Shares. The Placement Agent Warrant and the Sub-Warrant provide that all Placement Agent Warrant Shares and the Sub-Warrant Shares are to be included in the registration statement to be filed covering the Shares, Greenshoe Shares and Warrant Shares.

ACQUISITION

On May 1, 2006, through our wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation ("CECO"), we entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. ("Prime Time"), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time's assets and business for total consideration of approximately $1.970,000, of which $1,014,300 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $98,000. The purchase price was allocated to intangibles based on management's estimate. We expect to finalize the purchase price allocation within twelve months of the acquisition date upon completion of an independent appraisal of the fair values of the acquired assets, and as certain initial accounting estimates are resolved. The results of Prime Time's operations have been included in our interim consolidated financial statements since May 1, 2006.

RESULTS OF OPERATIONS

         The current consolidated financial statements include the results of Prime Time Trailers for the period May 1, 2006 through June 30, 2006.

                      SUMMARY OF NET SALES AND GROSS PROFIT
                                   BY COUNTRY
                               (U.S. $ THOUSANDS)

                                                          THREE MONTHS ENDED JUNE 30
                                     --------------------------------------------------------------------
                                                    2006                                 2005
                                                  --------                             --------
                                                   UNITED                               UNITED
                                      MEXICO       STATES       TOTAL      MEXICO       STATES     TOTAL
                                     --------     --------     -------     -------     --------   -------
Net sales and rental income          $3,539.4        756.2     4,295.6     6,061.0       N/A      6,061.0
Cost of sales and operating leases   (3,212.5)      (700.9)   (3,913.4)   (5,703.2)      N/A     (5,703.2)
                                     --------     --------     -------     -------     --------   -------
  Gross profit                       $  326.9         55.3       382.2       357.8       N/A        357.8
                                     ========     ========     =======     =======     ========   =======
    MARGIN %                              9.2%         7.3%        8.9%        5.9%                   5.9%


                                                            SIX MONTHS ENDED JUNE 30
                                     --------------------------------------------------------------------
                                                    2006                                 2005
                                                  --------                             --------
                                                   UNITED                               UNITED
                                      MEXICO       STATES       TOTAL      MEXICO       STATES     TOTAL
                                     --------     --------     -------     -------     --------   -------
Net sales and rental income          $9,034.1       756.2      9,790.3     9,236.5       N/A      9,236.5
Cost of sales and operating leases   (8,237.2)     (700.9)    (8,938.1)   (8,631.5)      N/A     (8,631.5)
                                     --------     --------     -------     -------     --------   -------
  Gross profit                       $  796.9        55.3        852.2       605.0       N/A        605.0
                                     ========     ========     =======     =======     ========   =======
    MARGIN %                              8.8%        7.3%         8.7%        6.6%                   6.6%

         Consolidated net sales for the second quarter ended June 30, 2006 was $4,295,561 compared with $6,061,022 for the same period last year, a decrease of 29.1%. Net sales is made up of two components: trailer sales/service revenues, which declined in the second quarter of 2006 by $1,776,124, or 30.0% compared with the same period of 2005; and lease/rental income, which improved by $10,663, an increase of 8.1% over the same period last year. The trailer sales decline of $2,532,362 during the second quarter of 2006 in Mexican operations was partially offset by the trailer sales of $756,238 in our acquired U.S. business, during its first two months of operations. The sales decline in the Mexican operations was due, in part, to the fact that many customers postponed capital expenditures during the weeks leading up to the Mexican presidential election on July 2, 2006. Uncertainties surrounding the potential outcome of the election resulted in temporary spending declines in a variety of industries in Mexico during May and June of 2006. Subsequent to the presidential election, we have experienced increasing sales volume. During the month of July 2006, our Mexican operations recorded sales in excess of $2.6 million.

         For the six months ended June 30, 2006, our consolidated net sales increased 6.0% to $9,790,279, compared to $9,236,540 in the same period last year. This increase was a result of trailer sales growth in our Mexican operations during the first quarter of 2006, combined with the sales of the acquired U.S. operations in the second quarter of 2006, and partially offset by the trailer sales decline in Mexican operations during the second quarter of 2006.

         Gross profit consists of total revenue less cost of sales and operating leases. For the second quarter ended June 30, 2006, gross profit increased 6.8% to $382,196 compared to $357,820 for the same period last year. This increase in gross profit was due, in part, to improvement in the average gross profit margin per sale, partially offset by the decline in net sales. The gross profit margin improvement resulted from our ability to reduce reliance on lower-margin, large fleet customers, increasing sales to higher-margin, lower-volume customers.

         For the six months ended June 30, 2006, gross profit increased $247,121, or 40.8%, to $852,143 compared to $605,022 for the same period last year. This improvement resulted from the increase in sales, combined with improvement in the average gross profit margin per sale.

         Selling, general and administrative expense for the second quarter ended June 30, 2006 was $1,466,625, including a one-time, non-cash charge of $784,679 the discount on the loss resulting from the discount of the conversion price from the market value of the stock on the conversion into equity of shareholder debt as of May 1, 2006. Excluding the one-time charge, selling, general and administrative expense for the second quarter of 2006 was $681,946 compared to $558,623 for the same period last year. This increase was due primarily to expenses incurred in our acquired U.S. operations.

         For the six months ended June 30, 2006, selling, general and administrative expense was $2,042,142, including the one-time, non-cash charge on the loss of $784,679 related to the discount on the conversion of shareholder debt. Excluding the one-time charge, selling, general and administrative expense for the six months ended June 30, 2006 increased 15.4% to $1,257,463 compared to $1,089,815 for the same period last year. This increase was due primarily to expenses incurred in our acquired U.S. operations during the second quarter of 2006.

         Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the second quarter of 2006, we recognized an operating loss of $1,182,423, including the one-time, non-cash charge on the loss of $784,679, as described above, to selling, general and administrative expense. Excluding the one-time charge, the operating loss was $299,750 in the second quarter ended June 30, 2006, compared to $200,803 for the same period last year. This operating loss increase of $98,947 resulted from the increase in selling, general and administrative expenses in our acquired U.S. operations, partially offset by the increase in gross profit.

         For the six months ended June 30, 2006, we recognized an operating loss of $1,388,784, including the one-time, non-cash charge on the loss of $784,679, as described above, to selling, general and administrative expenses. Excluding the one-time charge, the operating loss was $405,320 compared to $484,793 for the same period last year. This operating loss improvement of $79,473 resulted from the growth in gross profit, partially offset by the increase in selling, general and administrative expense.

         Net interest expense for the second quarter ended June 30, 2006 was $78,890 compared to $93,122 for the same period last year. This decrease of $14,132 resulted primarily from the conversion to equity of payable to stockholder during the second quarter of 2006.

         Net interest expense for the six months ended June 30, 2006 was $157,260 compared to $512,611 for the same period last year. Net interest expense in the first six months of 2005 included a one-time charge of $353,100, which represents the accretion of the beneficial conversion feature discount related to the $1,100,000 of Company debt converted into equity by the Company's majority stockholder on February 18, 2005. Excluding the one-time charge for the beneficial conversion feature, the net interest expense of $157,260 in the first six months of 2006 was a decrease of $2,251 compared to the $159,511 interest expense in the same period last year.

         Other expense, net, which is primarily foreign exchange gains/(losses), was a loss of $19,104 and $41,525 in the second quarter and six months ended June 30, 2006, respectively, compared to a loss of $22,235 and $32,079, respectively, for the same periods of 2005. The foreign exchange losses incurred in 2006 were not significantly different from those incurred in the same periods of 2005 because the exchange rate fluctuations of the Mexican peso in relation to the US dollar were similar during the same periods of both years.

         Income taxes of $10,391 and $32,439 were accrued for the three and six months ended June 30, 2006, respectively, compared to $9,595 and $20,979, respectively, in the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

         We recognized a net loss of $1,192,814, or $0.07 per diluted share for the second quarter ended June 30, 2006, compared with a net loss of $325,755, or $0.03 per diluted share for the same period last year. The increase in net loss resulted from the increase in selling, general and administrative expenses in our acquired U.S. operations, and the one-time charge of $784,679, as described above, partially offset by the increase in gross profit and reduction of interest expense.

         For the six months ended June 30, 2006, our net loss was $1,421,223, or $0.10 per diluted share, compared to a net loss of $1,050,462, or $0.10 per diluted share for the same period of 2005. The increase in the net loss resulted from the increase in selling, general and administrative expense, including the one-time charge of $784,679, as described above, partially offset by the increase in gross profit and reduction of interest expense.

Liquidity and Capital Resources

         Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003. On May 1, 2006, we increased the Company's liquidity by selling 5,000,000 shares of common stock for $2,000,000. In addition, on May 1, 2006 the Company's Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock.

         Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, increasing sales by adding to equipment inventory. In addition, as of May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., a California based trailer dealer, for a total purchase price of approximately $1.97 million, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder paid in cash. In conjunction with this acquisition, we obtained a Floor Plan inventory financing credit line of approximately $3,000,000 to finance the purchase of new and used truck trailer inventory.

         Net cash used in operating activities was $1,653,123 for the first six months of 2006, compared to $1,383,959 for the same period last year. Net operating cash used in the current period increased compared to the same period of last year, primarily due to the reduction of net loss this year compared to last year, offset by the reduction in customer deposits and advance payments this year, compared to an increase in the same period last year.

         During the six months ended June 30, 2006, we acquired the net operating assets of Prime Time Equipment, Inc. for a net cash disbursement of $1,014,290. This disbursement included payment of $498,390 for related intangible assets. In addition, during the first half of 2006, we acquired property and equipment of $133,063, which were primarily equipment for the lease/rental pool, offset by proceeds of $25,080 from disposals. This compares to $20,882 and $114,345, respectively, for the six months ended June 30, 2005. As a result, net cash used in investing activities was $1,122,273 for the six months ended June 30, 2006, compared to net cash provided by investing activities of $93,463 for the six months ended June 30, 2005.

         During the six months ended June 30, 2006, we received proceeds from the issuance of debt totaling $1,485,516, which was partially offset by debt repayment of $669,940. In addition, we received proceeds of $2,000,000 from the private sale of common stock, partially offset by offering costs of $273,292. During the same period last year, we received proceeds from the issuance of debt of $2,509,101, which was partially offset by debt repayment totaling $973,351. As a result, net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $2,542,284 and $1,535,750, respectively.

         On May 1, 2006, the Company's Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

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

         As of June 30, 2006, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $9,100,000, towards which we had made down payments of $612,161. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $8,490,000 upon taking delivery of the trailers. In addition, we have begun to place orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007.

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

         As of June 30, 2006, we had an accumulated deficit of $12,750,568 and a working capital deficit of $920,952. We believe that the cash on hand at June 30, 2006, together with the cash received from the sale of Company common stock on May 1, 2006, the Floor Plan financing arrangement effective as of May 1, 2006, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company's Chairman.

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

Compliance with Section 404 of Sarbanes-Oxley Act

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. For the fiscal year ending December 31, 2008, this report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         See disclosure set forth in note 8 to the Company's unaudited condensed consolidated financial statements filed herewith.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS

                                LIST OF EXHIBITS

The following exhibits are filed with this Form 10-QSB:

EXHIBIT NO.                         DESCRIPTION
        ---                         -----------
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


                            CAPSOURCE FINANCIAL, INC.



Date: August 21, 2006              By:  /s/ Fred C. Boethling
                                        ------------------------------------
                                        Fred C. Boethling,
                                        President, Chief Executive Officer
                                        and Director