Form 10QSB
period 2006-09-30
CAPSOURCE FINANCIAL INC
filed 2006-11-20
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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
Yes ☐      No ☒

There were 20,433,321 shares of common stock outstanding at November 17, 2006.

Transitional Small Business Disclosure Format (Check one):      Yes ☐       No ☒

CapSource Financial, Inc.

Part I – Financial Information

Item 1.   Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,012,049	$612,790
Rents and accounts receivable, net	3,081,027	795,812
Mexican value added taxes receivable	56,052	10,237
Inventory	7,774,360	1,193,701
Advances to vendors	1,337,114	891,256
Prepaid insurance and other current assets	114,959	123,278
Total current assets	14,375,561	3,627,074
Property and equipment, net	1,200,029	1,269,752
Other assets	47,994	155,584
Intangible assets	465,057	—
Total assets	$16,088,641	$5,052,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,696,667	$532,582
Deposits for lease/rental	74,721	66,867
Advances from customers	4,413,599	635,202
Notes payable and line of credit	2,620,571	2,126,209
Payable to stockholder	1,609,773	832,705
Total current liabilities	13,415,331	4,193,565
Long-term debt	330,000	342,000
Total liabilities	13,745,331	4,535,565

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	196,833	123,787
Additional paid-in capital	15,088,826	11,722,403
Accumulated deficit	(12,942,349)	(11,329,345)
Total stockholders’ equity	2,343,310	516,845

Total liabilities and stockholders’ equity	$16,088,641	$5,052,410

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales and rental income	$10,969,188	$6,080,492	$20,759,467	$15,317,032
Cost of sales and operating leases	(10,310,492)	(5,670,903)	(19,248,628)	(14,302,421)
Selling, general and administrative	(760,467)	(539,620)	(2,802,609)	(1,629,435)
Operating loss	(101,771)	(130,031)	(1,291,770)	(614,824)
Interest, net	(92,475)	(98,755)	(249,735)	(611,366)
Other income (expense), net	6,131	(21,316)	(35,394)	(53,395)
Loss before income taxes	(188,115)	(250,102)	(1,576,899)	(1,279,585)
Income taxes	(3,666)	(18,096)	(36,105)	(39,075)
Net loss	$(191,781)	$(268,198)	$(1,613,004)	$(1,318,660)

Net loss per basic and diluted share	$(0.01)	$(0.02)	$(0.10)	$(0.12)

Weighted-average shares outstanding, basic and diluted	19,679,245	11,235,800	16,416,877	10,989,005

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(1,613,004)	$(1,318,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) doubtful accounts	44,602	(3,894)
Depreciation and amortization	217,317	190,291
Accretion of discount on convertible notes payable and payable to stockholder	—	19,998
Accretion of discount on payable to stockholder converted to equity prior to maturity	—	353,100
Discount on conversion of stockholder debt	784,679	—
Gain on disposal of assets	—	(1,537)
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	(1,963,561)	(321,287)
Inventory	(5,545,310)	(3,627,540)
Advances to vendors and other current assets	(486,032)	218,504
Accounts payable and accrued expenses	4,070,785	2,274,795
Deposits and advance payments	3,786,251	183,554
Other assets	107,590	6,945
Net cash used in operating activities	(596,683)	(2,025,731)
Cash flows from investing activities:
Purchase of acquired business, net of cash acquired	(1,014,290)	—
Purchase of property and equipment	(138,960)	(155,751)
Proceeds from disposition of property and equipment	15,770	151,196
Net cash used in investing activities	(1,137,480)	(4,555)
Cash flows from financing activities:
Proceeds from payable to stockholder	1,630,200	1,623,000
Proceeds from notes payable, credit line and convertible notes payable	3,032,042	1,416,725
Repayment of notes payable, credit line and payable to stockholder	(3,393,028)	(1,039,351)
Proceeds from exercise of common stock warrants	137,500	—
Proceeds from sale of common stock	2,000,000	—
Offering costs	(273,292)	—
Net cash provided by financing activities	3,133,422	2,000,374
Net increase (decrease) in cash and cash equivalents	1,399,259	(29,912)
Cash and cash equivalents, beginning of the period	612,790	211,896
Cash and cash equivalents, end of the period	$2,012,049	$181,984

Supplemental cash flow information:
Cash paid for interest	$226,836	$171,428
Cash paid for income taxes	$45,581	$24,171
Stockholder debt converted to common stock	$871,866	$1,100,000

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)   Nature of Operations CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries. In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company now operates the acquired business through its wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. The Company operates in one business segment, the sale and lease of trailers, and conducts business in the United States and Mexico.

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the three months and nine months ended September 30, 2006, the geographic distribution of the Company’s net sales (in thousands) was:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$9,171.5	83.6%	$18,205.6	87.7%
United States	1,797.7	16.4%	2,553.9	12.3%

Total net sales	$10,969.2	100.0%	$20,759.5	100.0%

(2)   Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year, or for any other future period.

The financial statements of the Company’s Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Any transactions denominated in the local currency are remeasured into the U.S. dollar, creating foreign exchange gains or losses that are included in other income(expense).

(3)   Liquidity Since its inception, the Company has generated losses from operations, and as of September 30, 2006, had an accumulated deficit of $12,942,349 and working capital of $960,230. Until such time that the Company achieves profitability, it will need to seek additional debt and/or equity funding to continue its operations.

On May 1, 2006, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000. In addition, the Company’s Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock (See Note 9).

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a revolving floor plan inventory line of credit of approximately $3,000,000, to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.25% (currently 9.5%) for new equipment and at Prime Rate plus 1.75% (currently 10.0%) for used equipment, are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On July 1, 2006, the Company’s majority stockholder exercised warrants to purchase 125,000 shares of Company common stock at the exercise price of $1.10 per share, pursuant to the terms of the warrants, resulting in a net increase to stockholders’ equity of $137,500.

On October 23, 2006, the Company and its Mexican operating subsidiary, RESALTA, obtained a floor plan inventory line of credit of $3,600,000, to finance the purchase and sale of new and used truck trailers in Mexico. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

In addition to new debt and equity financing obtained by the Company, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions. Management believes that the cash on hand at September 30, 2006, and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman.

(4)   AcquisitionOn May 1, 2006, the Company, through its wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation (“CECO”), entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (“Prime Time”), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $98,000. The purchase price was allocated to intangibles based on management’s estimate. Management expects to finalize the purchase price allocation within twelve months of the acquisition date, as certain initial accounting estimates are resolved.

The Company acquired Prime Time in order to expand its operations into the California market as part of its strategic plan to provided equipment and services along the major transportation corridors to and from Mexico. In addition, the acquisition allows the Company to diversify its concentration in Mexico. The results of Prime Time’s operations have been included in the Company’s interim consolidated financial statements since May 1, 2006.

The preliminary purchase price allocation is as follows (in thousands):

Intangibles:
Non-compete agreement	$400.0
Goodwill	98.3

Tangible assets and liabilities acquired:
Accounts receivable	412.0
Inventory	1,035.3
Other assets	24.0

Total assets	1,969.6

Accrued payable	(93.3)
Short-term debt	(862.0)
Net assets acquired	$1,014.3

The acquired intangible asset relates to a 5 year non-compete agreement with the seller. Accordingly, such intangible asset is amortized over the 5 year non-compete period.

Pro forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with Prime Time for the three months and nine months ended September 30, 2006 and 2005, after giving effect to certain pro forma adjustments related to the amortization of the acquired intangible asset. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2006 and January 1, 2005 or of future results of operations of the consolidated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$10,969,188	$8,616,373	$25,411,072	$36,928,030

Net loss	(191,781)	(273,575)	(1,467,470)	(985,600)

Basic and diluted loss per share	(0.01)	(0.01)	(0.08)	(0.05)

(5)   Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured.

(6)   Equipment leasing The Company’s leases are classified as operating leases for all of the Company’s leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At September 30, 2006, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated fair value of the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers various information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

(7)   Income Taxes The income taxes of $3,666 and $36,105 for the three and nine months ended September 30, 2006, respectively, and $18,096 and $39,075, for the same periods of 2005, respectively, represent an alternative tax on assets incurred by the Company’s Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable earnings.

(8)   Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(9)   Common stock and warrant issuance On May 1, 2006, the Company increased its equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share (“warrant shares”). In addition, the private placement agreements granted the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for $300,000, for a period of up to 180 days after the private placement date. Subsequent to September 30, 2006, the investors exercised this right to purchase the additional shares, resulting in a total of 5,750,000 shares being issued to the investors in conjunction with the private equity placement. In addition, since the investors exercised this right to purchase additional shares, the number of shares covered by the warrants correspondingly increased to a total of 5,750,000 warrant shares.

In conjunction with the private equity placement on May 1, 2006, the Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and received warrants to purchase another 2,179,664 shares of common stock at an exercise price of $.90 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,679. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended September 30, 2006.

The placement agent that coordinated the private equity placement initially received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares within 180 days after the placement date.

Proceeds from the private equity placement on May 1, 2006 totaled $2,000,000, offset by offering costs of $273,292 incurred in 2006, and $81,284 incurred in prior years, resulting in a net increase to stockholders’ equity of $1,645,424. In addition, the conversion of the Company’s debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,679, resulted in a net increase to stockholders’ equity of $1,656,545. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,301,969 at September 30, 2006 compared to December 31, 2005.

Subsequent to September 30, 2006, the Company issued an additional 750,000 common shares to the investors, as they exercised the right to purchase such additional shares, pursuant to the private placement agreement. The total proceeds of $300,000 were offset by offering and issuance costs of $39,000, resulting in a net increase to stockholders’ equity of $261,000.

On July 1, 2006, the Company’s majority stockholder exercised warrants to purchase 125,000 shares of Company common stock at the exercise price of $1.10 per share, pursuant to the terms of the warrants, resulting in a net increase to stockholders’ equity of $137,500.

On February 18, 2005, the Company’s majority stockholder converted a Company note of $1,100,000 into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share, pursuant to the terms of the convertible note.

The September 30, 2005 consolidated statement of operations includes a charge of $353,100 to interest expense that represents the amortization of the beneficial conversion feature discount in connection with the convertible stockholder note.

For the nine months ended September 30, 2006 and 2005, the Company did not issue any stock-based awards. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share that vested to the holder on August 29, 2004.

(10)   Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2006	2005	2006	2005
Common and common equivalent shares outstanding-beginning of period	19,558,321	11,235,800	12,378,657	9,860,800
Common shares issued for sale of common stock	—	—	5,000,000	—
Common shares issued for conversion of debt	—	—	2,179,664	1,375,000
Common shares issued for exercise of warrants	125,000	—	125,000	—
Common and common equivalent shares outstanding – end of period	19,683,321	11,235,800	19,683,321	11,235,800

Historical common equivalent shares outstanding – beginning of period	19,558,321	11,235,800	12,378,657	9,860,800
Weighted average common shares issued during period	120,924	—	4,038,220	1,128,205
Weighted average common shares outstanding – basic and diluted	19,679,245	11,235,800	16,416,877	10,989,005

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

Warrants to purchase 8,451,998 and 887,334 common shares as of September 30, 2006 and 2005, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(11)   Supplemental balance sheet information

	Sept 30, 2006	December 31, 2005
Rents and accounts receivable, net:
Rents and accounts receivable	$3,138,194	$808,377
Allowance for doubtful accounts	(57,167)	(12,565)
Total rents and accounts receivable, net	$3,081,027	$795,812

Property and equipment, net:
Trailer and semi-trailer equipment	$2,060,752	$2,057,285
Vehicles	108,729	68,230
Furniture and computer equipment	155,056	140,557
	2,324,537	2,266,072
Accumulated depreciation	(1,124,508)	(996,320)
Total property and equipment, net	$1,200,029	$1,269,752

(12)   Commitments and Contingencies As of September 30, 2006, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $15,621,140, towards which the Company had made down payments of $1,337,114. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $14,284,026 upon taking delivery of the trailers. In addition, the Company has begun to place orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2007.

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing such registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also is obliged to have caused such Registration Statement to become effective within 180 days of May 1, 2006, i.e. October 28, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay. As of November 17, 2006, the Registration Statement has not been declared effective. Consequently, the Company will be required to pay the investors the fee of approximately $23,000 for each month (or part thereof) that the effective date of the Registration Statement is delayed, unless the investors waive such fee.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of applicable securities legislation. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate and reasonable in the circumstances. Any statement containing forward-looking information speaks only as of the date on which it is made; and, except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made. A number of factors could cause the Company’s actual results to differ materially from those indicated in the forward looking statements in this discussion. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. It is not possible for our management to predict all of such factors or to assess the effect of each factor on our business. All of our forward-looking statements should be considered in light of these factors. For more information about such factors and risks, see the other documents incorporated by reference in this document.

Overview

CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing over-the-road truck trailers. We conduct this business through two wholly-owned operating subsidiaries in Mexico – REMEX and RESALTA. In addition, as of May 1, 2006, through our wholly-owned U.S. subsidiary CapSource Equipment Company, Inc., we acquired and are now operating the truck trailer sales business of Prime Time Equipment, Inc., a California-based trailer dealer. We operate the acquired business as: d/b/a Prime Time Trailers.

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

Prime Time Trailers is the sole authorized distributor for Hyundai Translead truck trailers and related equipment in California. The acquisition of Prime Time provides CapSource with an established operation with access to markets on the West Coast and in the Southwestern United States. Prime Time markets and distributes trailers and trailer products from its location in Fontana, California. In September 2006, we finalized an agreement with Hyundai Translead to be the authorized Hyundai dealer for truck trailers in Texas. We have leased a facility in the Dallas/Ft. Worth area and are currently applying for the necessary Texas state regulatory permits to operate a trailer sales facility. We anticipate that we will operate our Texas sales facility under the name: CapSource Equipment Company, Inc., d/b/a Prime Time Trailers.

Private Equity Placement

On May 1, 2006, we increased Company equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share (“warrant shares”). In addition, the private placement agreements grant the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for a period of up to 180 days after the placement date. Subsequent to September 30, 2006, the investors exercised this right to purchase the additional shares, resulting in a total of 5,750,000 shares being issued to the investors in conjunction with the private equity placement. In addition, since the investors exercised this right to purchase additional shares, the number of shares covered by the warrants correspondingly increased to a total of 5,750,000 warrant shares.

In conjunction with the private equity placement on May 1, 2006, our Company Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and received warrants to purchase another 2,179,664 shares of common stock at an exercise price of $.90 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,679. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended September 30, 2006.

The placement agent that coordinated the private equity placement received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares within 180 days of the placement date.

Proceeds from the private equity placement on May 1, 2006 totaled $2,000,000, offset by offering costs of $273,292 incurred in 2006, and $81,284 incurred in prior years, resulting in a net increase to stockholders’ equity of $1,645,424. In addition, the conversion of the Company’s debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,679, resulted in a net increase to stockholders’ equity of $1,656,545. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,301,969 at September 30, 2006 compared to December 31, 2005.

Subsequent to September 30, 2006, the Company issued an additional 750,000 common shares to the investors, as they exercised the right to purchase such additional shares pursuant to the private placement agreement. The total proceeds of $300,000 were offset by offering and issuance costs of $39,000, resulting in a net increase to stockholders’ equity of $261,000.

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. We complied with this requirement by filing the Registration Statement Form SB-2 on October 5, 2006. However, the Company also is obliged to have caused such Registration Statement to become effective within 180 days of May 1, 2006, i.e. October 28, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay. As of November 17, 2006, the Registration Statement has not been declared effective. Consequently, the Company will be required to pay the investors the fee of approximately $23,000 for each month (or part thereof) that the effective date of the Registration Statement is delayed, unless the investors waive such fee.

Acquisition

On May 1, 2006, through our wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation (“CECO”), we entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (“Prime Time”), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $98,000. The purchase price was allocated to intangibles based on management’s estimate. We expect to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Prime Time’s operations have been included in our interim consolidated financial statements since May 1, 2006.

Results of Operations

The current consolidated financial statements include the results of Prime Time Trailers, which initiated operations in the United States on May 1, 2006.

Summary of Net Sales and Gross Profit

By Country

(U.S. $ Thousands)

	Three Months Ended September 30
	2006			2005
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$9,171.5	1,797.7	10,969.2	6,080.5	N/A	6,080.5
Cost of sales and operating leases	(8,642.1)	(1,668.4)	(10,310.5)	(5,670.9)	N/A	(5,670.9)
Gross profit	$529.4	129.3	658.7	409.6	N/A	409.6
Margin %	5.8%	7.2%	6.0%	6.7%		6.7%

	Nine Months Ended September 30
	2006			2005
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$18,205.6	2,553.9	20,759.5	15,317.0	N/A	15,317.0
Cost of sales and operating leases	(16,879.4)	(2,369.2)	(19,248.6)	(14,302.4)	N/A	(14,302.4)
Gross profit	$1,326.2	184.7	1,510.9	1,014.6	N/A	1,014.6
Margin %	7.3%	7.2%	7.3%	6.6%		6.6%

For the third quarter ended September 30, 2006, our consolidated net sales increased 80.4% to $10,969,188 compared to $6,080,492 in the same period last year. Net sales is made up of two components: trailer sales/service revenues, which grew in the third quarter of 2006 by $4,883,260, or 82.3% compared with the same period of 2005; and lease/rental income, which improved by $5,436, an increase of 4.0% over the same period last year. Trailer sales increased $3,085,597 during the third quarter of 2006 in our Mexican operations, in addition to trailer sales of $1,797,663 in our newly acquired U.S. business. The sales growth in our Mexican operations was driven by our continued emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities. In addition, some of the trailer sales growth in the third quarter of 2006 resulted from the resumption of purchasing by certain customers, who had temporarily postponed capital expenditures until after the July 2nd presidential election in Mexico. Prior to the election, we experienced some sales decline due to uncertainties as to its outcome.

For the nine months ended September 30, 2006, our consolidated net sales grew by 35.5%, or $5,442,435 to $20,759,467, compared to $15,317,032 in the same period of 2005. This increase resulted from a 32.2% increase in sales volume in 2006, or $4,924,518, of which $2,370,617 was due to volume growth in our Mexican operations as well as sales of $2,553,901 contributed by our newly acquired U.S. trailer sales operation. In addition, price increases of approximately 2.8% in our Mexican Operations added $517,917 to the total growth in consolidated net sales.

Gross profit consists of total revenue less cost of sales and operating leases. For the third quarter ended September 30, 2006, gross profit increased $249,107, or 60.8%, to $658,696 compared to $409,589 for the same period last year. This increase in gross profit was due, in part, to the increase in total sales, partially offset by a reduction in the average gross profit per unit sold. The average gross profit per unit sold declined as a result of pricing pressures by certain high volume, lower margin fleet customers.

For the nine months ended September 30, 2006, gross profit increased $496,228, or 48.9%, to $1,510,839 compared to $1,014,611 for the same period last year. This improvement resulted from the increase in trailer sales, combined with improvement in the average gross profit per unit sold during the first and second quarters of 2006, partially offset by the a decline in average gross profit per unit sold in the third quarter of 2006.

Selling, general and administrative expense for the third quarter ended September 30, 2006 was $760,467 compared to $539,620 for the same period last year. This increase was due primarily to expenses incurred in our acquired U.S. operation, as well as an increase in selling expenses related to the increasing sales volume.

For the nine months ended September 30, 2006, selling, general and administrative expense was $2,802,609, including a one-time, non-cash charge of $784,679 related to the discount on the conversion of shareholder debt. Excluding the one-time charge, selling, general and administrative expense for the nine months ended September 30, 2006 increased 23.2% to $2,017,930 compared to $1,629,435 for the same period last year. This increase was due primarily to expenses incurred in our acquired U.S. operation subsequent to its acquisition on May 1, 2006.

Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the third quarter of 2006, we recognized an operating loss of $101,771, compared to $130,031 for the same period last year. This reduction of $28,260 in the operating loss resulted from the growth in net sales and profit margin, partially offset by the increase in selling, general and administrative expenses.

For the nine months ended September 30, 2006, we recognized an operating loss of $1,291,770, including the one-time, non-cash charge of $784,679. Excluding the one-time charge, the operating loss was $507,091compared to $614,824 for the same period last year. This operating loss improvement of $107,733 resulted from the growth in gross profit, partially offset by the increase in selling, general and administrative expense.

Net interest expense for the third quarter ended September 30, 2006 was $92,475 compared to $98,755 for the same period last year. This decrease of $6,280 was a result primarily of the debt reduction related to the conversion to equity of payable to stockholder during the second quarter of 2006.

Net interest expense for the nine months ended September 30, 2006 was $249,735 compared to $611,366 for the same period last year. Net interest expense in the first nine months of 2005 included a one-time charge of $353,100, which represents the accretion of the beneficial conversion feature discount related to the $1,100,000 of Company debt converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge, net interest expense of $249,735 in the first nine months of 2006 was a decrease of $8,531 compared to net interest expense of $258,266 in the same period last year.

Other expense, net, which is primarily foreign exchange gains/(losses), was a gain of $6,131 and a loss of $35,394 in the third quarter and nine months ended September 30, 2006, respectively, compared to a loss of $21,316 and $53,395, respectively, for the same periods of 2005. The foreign exchange gains/(losses) incurred in 2006 were not significantly different from those incurred in the same periods of 2005 because the exchange rate fluctuations of the Mexican peso in relation to the US dollar were similar during the same periods of both years.

Income taxes of $3,666 and $36,105 were accrued for the three and nine months ended September 30, 2006, respectively, compared to $18,096 and $39,075, respectively, in the same periods last year. This tax, which is an alternative tax incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that otherwise have no taxable income.

Our net loss for the third quarter ended September 30, 2006 was $191,781, or $0.01 per diluted share, compared with a net loss of $268,198, or $0.02 per diluted share for the same period last year. The improvement in net loss resulted primarily from the increase in net sales and gross profit, partially offset by the increase in selling, general and administrative expense.

Our net loss for the nine months ended September 30, 2006 was $1,613,004, or $0.10 per diluted share, compared to a net loss of $1,318,660, or $0.12 per diluted share for the same period of 2005. The increase of $294,344 in net loss resulted from the increase in selling, general and administrative expense, including the one-time charge of $784,679 as described above, partially offset by the growth in net sales and gross profit.

Liquidity and Capital Resources

Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003. On May 1, 2006, we increased the Company’s liquidity by selling 5,000,000 shares of common stock for $2,000,000, which was partially offset by offering costs of $273,292. In addition, on May 1, 2006, the Company’s Chairman and largest stockholder, converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, and increasing sales by adding to equipment inventory. In addition, as of May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., for a total purchase price of approximately $1,970,000, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder of $1,014,290 paid in cash. The purchase price included $400,000 for identifiable intangible assets, and goodwill of approximately $98,000. In conjunction with this acquisition, we obtained a Floor Plan inventory financing credit line of approximately $3,000,000 to finance the purchase of new and used truck trailer inventory. This credit line was initially utilized in the assumption of $862,000 of acquisition debt.

Net cash used in operating activities was $596,683 for the first nine months of 2006, compared to $2,025,731 for the same period last year. Net operating cash used in the current period declined compared to the same period of last year, primarily due to the increase in accounts payable and customer deposits, and partially offset by the growth in inventory and in rents and accounts receivable.

During the nine months ended September 30, 2006, we acquired the net operating assets of Prime Time Equipment, Inc. for a net cash disbursement of $1,014,290. This disbursement included payment of $498,390 for related intangible assets. In addition, during the first nine months of 2006, we acquired property and equipment of $138,960, which primarily was equipment for the lease/rental pool, offset by proceeds of $15,770 from disposals. This compares to $155,751 and $151,196, respectively, for the nine months ended September 30, 2005. As a result, net cash used in investing activities was $1,137,480 for the nine months ended September 30, 2006, compared to $4,555 for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we received proceeds from the issuance of debt totaling $4,662,242, which was partially offset by debt repayment of $3,393,028. In addition, we received proceeds of $137,500 from the exercise of common stock warrants, and $2,000,000 from the private sale of common stock, partially offset by offering costs of $273,292. During the same period last year, we received proceeds from the issuance of debt of $3,039,725, which was partially offset by debt repayment totaling $1,039,351. As a result, net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $3,133,422 and $2,000,374, respectively.

On May 1, 2006, the Company’s Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

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

Effective May 1, 2006, in conjunction with our acquisition of the Prime Time trailer sales business, we obtained Floor Plan inventory financing of approximately $3,000,000 by Navistar Financial Corporation, to finance the purchase of new and used truck trailer inventory in the United States.

As of September 30, 2006, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $15,650,000, towards which we had made down payments of $1,337,114. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $14,300,000 upon taking delivery of the trailers. In addition, we have begun to place orders for delivery during the 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007.

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

As of September 30, 2006, we had an accumulated deficit of $12,942,349 and working capital of $960,230. We believe that the cash on hand at September 30, 2006, together with the Floor Plan financing arrangement effective as of May 1, 2006, the Floor Plan financing agreement effective October 23, 2006, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations.

Item 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

All internal control systems no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective at the level of reasonable assurance.

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

CAPSOURCE FINANCIAL, INC.
Date: November 17, 2006	By:	/s/ Fred C. Boethling
Fred C. Boethling, President, Chief Executive Officer and Director