Form 10KSB/A
period 2005-12-31
CAPSOURCE FINANCIAL INC
filed 2007-01-17
CIK 1173359

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

Explanatory Note

         On October 5, 2006, the Registrant filed a registration statement on Form SB-2 (the “Registration Statement”). This Amendment No. 1 to the annual report on Form 10-KSB for the fiscal year ending December 31, 2005 (“Amendment No. 1”) for the Registrant is being filed in connection with the Registrant’s responses to Securities and Exchange Commission comments to the Registration Statement. In addition to textual changes requested by the SEC, this Amendment No. 1 includes revisions to note no. 7 of the financial statements dealing with income taxes.

         The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the initial annual report. Developments with respect to our business have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the initial annual report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARDING LOOKING STATEMENTS

        This Form 10K-SB/A contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of applicable securities legislation. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Mr. Boethling began his employment with CapSource in 1998. He is responsible for the overall direction and management of CapSource and its subsidiaries. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners, a firm specializing in planning and finance. From 1989 to 1993, Mr. Boethling was President, CEO and Chairman of the Board of Directors of KLH Engineering Group, Inc, a NASDAQ-listed engineering services holding company. During this period, Mr. Boethling developed the in-house acquisition management systems and procedures, developed and managed the deal flow, evaluated over 400 acquisition candidates and completed seventeen acquisitions and took the firm public. From 1983 to 1988, Mr. Boethling was Chairman of Sandstone Capital Corporation, a private management consulting and investment firm specializing in start-ups. From 1979 to 1982, he was a co-founder, President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. Prior to that, for a period of eleven years, Mr. Boethling was employed by Cities Service Oil Company, a Tulsa, Oklahoma-based, NYSE-listed major oil company, first as an Engineer in Midland, Texas and then as Exploration Manager for Canada-Cities Service, Ltd., the Canadian subsidiary of Cities Service. Mr. Boethling graduated from the University of Minnesota with a Bachelor’s degree in engineering in 1968.

        Steven E. Reichert. Vice President, General Counsel, Secretary and Director — CapSource Financial, Inc.; Director — Rentas y Remolques de Mexico, S.A. de C. V.; Director — Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

        Mr. Reichert began his employment with CapSource in 1998. He serves as general counsel for CapSource and is responsible for the negotiation of various agreements and general legal matters and is involved in developing and implementing overall financial strategy for CapSource. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners. From 1991 to 1994, Mr. Reichert was associated with the international law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. where he practiced in the area of securities and complex commercial litigation. Prior to that, Mr. Reichert was a founder and Senior Vice President and Director responsible for strategic planning, acquisitions and capital development for Sequel Corporation, a NASDAQ-listed telecommunications company. From 1979 to 1982, Mr. Reichert was a co-founder, Senior Vice President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. From 1966 to 1979, Mr. Reichert was Vice President in charge of the Underwriting Department at Dain Bosworth, Inc., a regional investment banking firm. He is a past member of the Board of Arbitrators for the National Association of Securities Dealers. Mr. Reichert received his Juris Doctor degree (Cum Laude) from Hamline University School of Law in 1991 and his undergraduate degree in economics from the University of Minnesota in 1988 .

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

        Mr. Pentel is also the Managing Member and principal owner of RTL Group, LLC. In addition, since 1987, he has been the Executive Vice President and principal owner of Notification Systems, Inc., the largest provider of large-dollar check return notifications in the U.S. The electronic network, developed by Mr. Pentel, known as EARNS, supplies banks with advanced data notification of checks in the process of failing to clear, thereby allowing financial institutions nationwide the ability to reduce operating losses. Since 1987, Notification Systems, Inc. has grown steadily from 4,500 notifications per day, to over 25,000 today. All of the top financial institutions in the country use Notification System’s services. Mr. Pentel is also involved in various international charitable organizations.

        Mr. Pentel is also the owner and Managing Member of RTL Group, LLC, founded in 1998, which manufactures aircraft parts and components for companies such as Airbus Industries and Raytheon Corporation. RTL Group provides services such as machining, casting, plating & coatings, painting, as well as assembly of subcomponents.

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

Dated: January 17, 2007

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 17, 2007

Signature	Title

/s/ Randolph M. Pentel

Randolph M. Pentel	Chairman of the Board of Directors

/s/ Fred C. Boethling

Fred C. Boethling	President, Chief Executive Officer and Director

/s/ Steven E. Reichert

Steven E. Reichert	Vice President, General Counsel and Director

/s/ Steven J. Kutcher

Steven J. Kutcher	Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Lynch Grattan

Lynch Grattan	Director

/s/ Wayne Hoovestal

Wayne Hoovestal	Director

/s/ Bruce Nordin

Bruce Nordin	Director

/s/ Scot Malloy

Scot Malloy	Director

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

Income tax benefit (expense) for the years ended December 31, 2005 and 2004 differ from the amount computed by applying the U.S. federal income tax rate of 34% because of the following:

	2005	2004

Computed expected tax benefit	$592,577	$524,811
Reduction (increase) in income taxes resulting from:
State and local taxes, net of federal benefit
and other	26,143	23,003
Alternative foreign tax	(51,592)	(32,602)
Adjustment for changes in enacted tax laws
and rates, and the effects of indexization of utilized and expired net operating loss carryforwards	158,796	(178,380)
Non-deductible expenses	(189,482)	(214,373)
Increase in valuation allowance	(588,034)	(511,821)

Income tax expense	$(51,592)	$(32,602)

Losses before income taxes from U.S. operations were $1,227,000 in 2005 and $730,000 in 2004. Losses before income taxes from Mexican operations were $515,500 in 2005 and $815,000 in 2004.

The net income tax expense of $51,592 and $32,602 in 2005 and 2004, respectively, represents an alternative tax on assets incurred by the Company’s Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable earnings.

The adjustment for changes to enacted laws and rates resulted from the benefit to the Company’s Mexican operations of indexing the net operating loss carryforwards, partially offset by the reduction to 29% of the Mexican income tax rate being applied to the net operating loss carryforwards, as well as the reduction due to the application and expiration of prior year net operating loss carryforwards.

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