Form 10QSB/A
period 2006-06-30
CAPSOURCE FINANCIAL INC
filed 2007-01-17
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

         On October 5, 2006, the Registrant filed a registration statement on Form SB-2 (the "Registration Statement"). This Amendment No. 1 to the quarterly report on Form 10-QSB for the period ending June 30, 2006 ("Amendment No. 1") for the Registrant is being filed in connection with the Registrant's responses to Securities and Exchange Commission comments to the Registration Statement. This Amendment No. 1 contains a restatement of the Statements of Cash Flows for the period ending June 30, 2006, and the related Note 3 to such financial statements.

         The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the initial quarterly report. Developments with respect to our business have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the initial quarterly report.



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


================================================================================

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                          SIX MONTHS ENDED
                                                                     --------------------------
                                                                      JUNE 30,        JUNE 30,
                                                                        2006            2005
                                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                                          $(1,421,223)   $(1,050,462)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Provision for doubtful accounts                                  11,398         (3,387)
         Depreciation and amortization                                   134,913        128,507
         Accretion of discount on convertible notes payable
            and payable to stockholder                                        --         16,731
         Accretion of discount on payable to stockholder
            converted to equity prior to maturity                             --        353,100
         Discount on conversion of stockholder debt                      784,679             --
         Loss on disposal of assets                                           --          2,251
         Changes in operating assets and liabilities, net of
             business acquired:
            Rents and other receivables                                 (654,863)       178,051
            Inventory                                                 (2,507,633)    (4,234,661)
            Advances to vendors and other current assets                 235,337        257,661
            Accounts payable and accrued expenses                      2,149,913      1,882,681
            Dealer floor plan financing arrangement                      562,071             --
            Deposits and advance payments                               (489,997)     1,086,322
            Other assets                                                 104,353           (753)
                                                                     -----------    -----------
              Net cash used in operating activities                   (1,091,052)    (1,383,959)
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of acquired business, net of cash acquired                (1,014,290)            --
   Purchase of property and equipment                                   (133,063)       (20,882)
   Proceeds from disposition of property and equipment                    25,080        114,345
                                                                     -----------    -----------
              Net cash (used in) provided by investing activities     (1,122,273)        93,463
                                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from payable to stockholder                                   30,200      1,083,000
   Proceeds from notes payable and convertible notes payable             252,078      1,426,101
   Repayment of notes payable and payable to stockholder                 (28,773)      (973,351)
   Proceeds from sale of common stock                                  2,000,000             --
   Offering costs                                                       (273,292)            --
                                                                     -----------    -----------
              Net cash provided by financing activities                1,980,213      1,535,750
                                                                     -----------    -----------

              Net (decrease) increase in cash and cash equivalents      (233,112)       245,254
Cash and cash equivalents, beginning of the period                       612,790        211,896
                                                                     -----------    -----------

Cash and cash equivalents, end of the period                         $   379,678    $   457,150
                                                                     ===========    ===========

Supplemental cash flow information:
         Cash paid for interest                                      $   156,044    $    66,291
                                                                     ===========    ===========
         Cash paid for income taxes                                  $    33,892    $    14,732
                                                                     ===========    ===========
         Stockholder debt converted to common stock                  $   871,866    $ 1,100,000
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

CORRECTION OF ERROR IN REPORTING DEALER FLOOR PLAN FINANCING ARRANGEMENT IN THE STATEMENTS OF CASH FLOWS

The consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been restated for a correction of an error in the classification of transactions involving the floor plan inventory line of credit. Although on an overall basis the corrections did not change the beginning or ending balances of cash and cash equivalents, the previous classifications incorrectly reported such credit line activities as cash flows provided by or used in operating and financing activities.

A reconciliation between amounts presented in the restated consolidated statements of cash flows and amounts previously reported is as follows:


                                                                                    June 30,
                                                                          --------------------------
                                                                              2006          2005
                                                                          -----------    -----------
Net cash used in operating operating activities, as previously reported   $(1,653,123)    (1,383,959)
Correction of dealer floor plan financing arrangement cash flows              562,071             --
                                                                          -----------    -----------
Net cash used in operating activities, as corrected                       $(1,091,052)    (1,383,959)
                                                                          -----------    -----------

Net cash provided by financing activities, as previously reported         $ 2,542,284      1,535,750
Correction of notes payable cash flows                                       (562,071)            --
                                                                          -----------    -----------
Net cash provided by financing activities, as corrected                   $ 1,980,213      1,535,750
                                                                          -----------    -----------

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

         Net cash used in operating activities was $1,091,052 for the first six months of 2006, compared to $1,383,959 for the same period last year. Net operating cash used in the current period decreased compared to the same period of last year, primarily due to the reduction of rents and other receivables and inventory, and the increase in dealer floor plan financing, partially offset by the increase in net loss this year compared to last year, and the reduction in customer deposits and advance payments this year, compared to an increase in the same period last year.

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

         During the six months ended June 30, 2006, we received proceeds from the issuance of debt totaling $282,278, which was partially offset by debt repayment of $28,773. In addition, we received proceeds of $2,000,000 from the private sale of common stock, partially offset by offering costs of $273,292. During the same period last year, we received proceeds from the issuance of debt of $2,509,101, which was partially offset by debt repayment totaling $973,351. As a result, net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $1,980,213 and $1,535,750, respectively.

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


                            CAPSOURCE FINANCIAL, INC.


Date: January 17, 2007              By:  /s/ Fred C. Boethling
                                        ------------------------------------
                                        Fred C. Boethling,
                                        President, Chief Executive Officer
                                        and Director