Form 10QSB/A
period 2006-09-30
CAPSOURCE FINANCIAL INC
filed 2007-01-17
CIK 1173359

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

On October 5, 2006, the Registrant filed a registration statement on Form SB-2 (the “Registration Statement”). This Amendment No. 1 to the quarterly report on Form 10-QSB for the period ending September 30, 2006 (“Amendment No. 1”) for the Registrant is being filed in connection with the Registrant’s responses to Securities and Exchange Commission comments to the Registration Statement. This Amendment No. 1 contains a restatement of the Statements of Cash Flows for the period ending September 30, 2006, and the related Note 3 to such financial statements.

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

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(1,613,004)	$(1,318,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) doubtful accounts	44,602	(3,894)
Depreciation and amortization	217,317	190,291
Accretion of discount on convertible notes payable and payable to stockholder	—	19,998
Accretion of discount on payable to stockholder converted to equity prior to maturity	—	353,100
Discount on conversion of stockholder debt	784,679	—
Gain on disposal of assets	—	(1,537)
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	(1,963,561)	(321,287)
Inventory	(5,545,310)	(3,627,540)
Advances to vendors and other current assets	(486,032)	218,504
Dealer floor plan financing arrangement	963,967	—
Accounts payable and accrued expenses	4,070,785	2,274,795
Deposits and advance payments	3,786,251	183,554
Other assets	107,590	6,945
Net cash used in operating activities	367,284	(2,025,731)
Cash flows from investing activities:
Purchase of acquired business, net of cash acquired	(1,014,290)	—
Purchase of property and equipment	(138,960)	(155,751)
Proceeds from disposition of property and equipment	15,770	151,196
Net cash used in investing activities	(1,137,480)	(4,555)
Cash flows from financing activities:
Proceeds from payable to stockholder	1,630,200	1,623,000
Proceeds from notes payable and convertible notes payable	274,781	1,416,725
Repayment of notes payable and payable to stockholder	(1,599,734)	(1,039,351)
Proceeds from exercise of common stock warrants	137,500	—
Proceeds from sale of common stock	2,000,000	—
Offering costs	(273,292)	—
Net cash provided by financing activities	2,169,455	2,000,374
Net increase (decrease) in cash and cash equivalents	1,399,259	(29,912)
Cash and cash equivalents, beginning of the period	612,790	211,896
Cash and cash equivalents, end of the period	$2,012,049	$181,984

Supplemental cash flow information:
Cash paid for interest	$226,836	$171,428
Cash paid for income taxes	$45,581	$24,171
Stockholder debt converted to common stock	$871,866	$1,100,000

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

Correction of Error in Reporting Dealer Floor Plan Financing Arrangement in the Statements of Cash Flows

The consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been restated for a correction of an error in the classification of transactions involving the floor plan inventory line of credit. Although on an overall basis the corrections did not change the beginning or ending balances of cash and cash equivalents, the previous classifications incorrectly reported such credit line activities as cash flows provided by or used in operating and financing activities.

A reconciliation between amounts presented in the restated consolidated statements of cash flows and amounts previously reported is as follows:

	September 30,
	2006	2005
Net cash used in operating activities, as previously reported	$(596,683)	(2,025,731)
Correction of dealer floor plan financing arrangement cash flows	963,967	——
Net cash provided by (used in) operating activities, as corrected	$367,284	(2,025,731)

Net cash provided by financing activities, as previously reported	$3,133,422	2,000,374
Correction of notes payable cash flows	(963,967)	——
Net cash provided by financing activities, as corrected	$2,169,455	2,000,374

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

Net cash provided by operating activities was $367,284 for the first nine months of 2006, compared to cash used in operating activities of $2,025,731 for the same period last year. Net operating cash provided in the current period increased compared to the same period of last year, primarily due to the increase in accounts payable, dealer floor plan financing and customer deposits, and partially offset by the growth in inventory and in rents and accounts receivable.

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

During the nine months ended September 30, 2006, we received proceeds from the issuance of debt totaling $1,904,981, which was partially offset by debt repayment of $1,599,734. In addition, we received proceeds of $137,500 from the exercise of common stock warrants, and $2,000,000 from the private sale of common stock, partially offset by offering costs of $273,292. During the same period last year, we received proceeds from the issuance of debt of $3,039,725, which was partially offset by debt repayment totaling $1,039,351. As a result, net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $2,169,455 and $2,000,374, respectively.

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