Form 10KSB
period 2006-12-31
CAPSOURCE FINANCIAL INC
filed 2007-04-02
CIK 1173359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $36,286,284.

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 26, 2007 was approximately $883,288.

The Registrant had 20,433,321 shares of Common Stock outstanding as of March 26, 2007.

The following documents are incorporated by reference: Registrant’s prospectus filed pursuant to Rule 424(b)(3) on October 5, 2006, as amended by Amendment No. 1, filed January 17, 2007.

Transitional Small Business Disclosure Format (check one): ☐ YES    ☒ NO

ii

iii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

          This Form 10K-SB contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of applicable securities legislation. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. However, we are inelegible to rely on the safe harbor provisions for forward-looking statements that are contained in applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

          Readers of this Form 10-KSB are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” identifies important factors that could cause or contribute to such differences.

BUSINESS

General

          CapSource Financial, Inc. is a U.S. corporation, incorporated February 16, 1996, with its principal place of business in Boulder, Colorado. In addition, we have an office in St. Paul, Minnesota. We are a holding company that sells new and used dry van trailers and refrigerated truck trailers, parts and related equipment in the U.S. and Mexico and leases dry van trailers and related equipment in Mexico.

          CapSource was founded on the belief that the passage of NAFTA would cause a profound and sustainable increase in trade between the U.S. and Mexico and with the knowledge that the vast majority of trade between the two countries moves by truck. Further, we believed that California and Texas and the major transportation corridors through them would become focal points of the increase in trade.

          In Mexico, we sell dry van and refrigerated truck trailers and parts through our wholly owned subsidiary RESALTA,1. In the United States we sell dry van and refrigerated truck trailers and parts through our wholly owned operating subsidiary CapSource Equipment Company, Inc., d/b/a Prime Time Trailers, located in Fontana, California. Both RESALTA and Prime Time Trailers also buy and sell used truck trailers and associated equipment. In addition, in Mexico, we lease dry vans, flatbeds, trailer dollies and associated equipment through our leasing subsidiary REMEX.1

          In the U.S. our Prime Time Trailer subsidiary is the authorized dealer for Hyundai Translead truck trailers and parts in California. RESALTA, our Mexican trailer sales subsidiary, is the authorized Hyundai Translead trailer dealer for all of Mexico.

          In September of 2006, we reached an agreement with Hyundai Translead to become the authorized Hyundai dealer for truck trailers in Texas. We have leased a facility in the Dallas/Ft. Worth area and have received the necessary state regulatory permits to operate a trailer sales facility. We are operating our Texas sales operation under the name CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. We began sales operations there in the first quarter of 2007.

New Product Development

          On November 29, 2005, we announced the introduction of an all new, all aluminum, curtain-side beverage trailer at Expo Transporte ANPACT 2005 in Guadalajara, Mexico. The trailer was designed by engineers at Fontaine Trailer Company and Roll-Tite Inc. with significant input from us and beverage manufacturers in Mexico. The new trailer is unique in both design and strength and is the subject of three U.S. patents. While weighing only 10,100 pounds, the beverage trailer has a payload of over 66,000 pounds. We believe there will be a significant market for a stronger, lighter beverage trailer in Mexico, although we anticipate that the selling price for our new beverage trailerwill be higher than those currently used in the market.

          In April 2006, two prototype beverage trailers were delivered for testing to FEMSA, one of the largest Coca-Cola bottlers in the world. The testing period ended in September 2006. FEMSA has been running the beverage trailers continuously since April and at maximum capacity. FEMSA has reported that the trailers have exceeded their expectations. There has been no down time for mechanical repairs and we believe that using the beverage trailers has resulted in a fuel savings over the traditional beverage trailers.

          We anticipate that the cost of our beverage trailers will be greater than the cost of the type of beverage trailers currently in use in Mexico. We also anticipate that the increased cost will be offset by the larger payload and decreased operating costs. FEMSA has indicated that it will purchase the new style beverage trailer from us if the final weight of the trailer can be reduced slightly and we can agree on pricing and other terms of sale. However, there can be no assurance that our beverage trailers can or will be sold in significant quantities in Mexico.

RESALTA

          RESALTA was formed in 2001 to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and parts in Mexico. RESALTA is headquartered in Mexico City. RESALTA also has a sales facility in Monterrey and a sub-dealer arrangement with a group in Guadalajara as well as several other independent

1 As is customary in Mexico, both RESALTA and REMEX have an associated service company that employs all of the personnel who perform services for the operating companies. The service company invoices RESALTA and REMEX for the total personnel costs incurred on a monthly basis. This operating structure, which is common business practice in Mexico, is done as part of a financial and tax planning tool to limit certain personnel costs and related tax liabilities. The service company for REMEX and RESALTA is Opciones Integrales de Arrendamiento, S.A. de C.V.

sales representatives throughout Mexico. In 2006, RESALTA sold approximately $30 million of Hyundai equipment.

          Since the passage of NAFTA in 1994, trade between the U.S. and Mexico has increased dramatically. The vast majority of trade between the U.S. and Mexico moves by truck. This has resulted in an increase in demand for truck trailers to accommodate the increased trade. In addition, growth in both the U.S. and Mexican economies has increased the general demand for transportation services and equipment, including truck trailers.

          RESALTA completed its first sale in August 2001, but the overall economic downturn at that time, exacerbated by the events of September 11, 2001, negatively impacted our entry into the Mexican market. After suffering only sporadic sales in early 2002, our revenue began to grow by the second-half of that year. In early 2003, as we focused our efforts on improving customer service and increasing our visibility as the exclusive Hyundai trailer distributor in Mexico, we opened a new trailer sales facility in Mexico City, hiring a full-time general manager to direct the sales/distribution operations. Since that time our sales revenue has grown dramatically. In June 2006, RESALTA was recognized by Hyundai Translead as “Top Dealer for 2005” based upon the dollar volume of trailer sales as well as “Top Dealer for 2005” for the sale of parts. The following table shows the growth in sales from inception to present:

Year	2001	2002	2003	2004	2005	2006

RESALTA Sales	$388,260	$3,186,458	$5,390,854	$6,531,106	$20,081,151	$30,563,206

          To support our new trailer sales in Mexico we have a $1 million credit facility with Hyundai Translead. Under the terms of the credit facility, RESALTA has 90 days from the date of delivery to pay for trailers that it purchases from Hyundai Translead. The credit facility is secured by the pledge of 1,000,000 shares of CapSource Financial common stock by our Chairman. In addition, on October 23, 2006, RESALTA entered into a $3.6 million (U.S.) floor plan credit line agreement with Financieros Navistar, S.A. de C.V. of Mexico City. Under the agreement, RESALTA may utilize the full amount of the credit facility to purchase new trailers or up to $1 million (U.S.) of the credit facility to finance the purchase and sale of used dry van trailers and refrigerated trailers (and the balance for new trailers) at a rate of LIBOR + 4.17%. In addition to other restrictive covenants, the agreement requires RESALTA to provide Navistar with the original title of ownership for each financed trailer until that trailer is sold and Navistar has been paid.

          Our competitors for trailer sales in Mexico include the U.S. manufacturer Utility and its independent distributor, Utility de Mexico. Certain U.S. dealers, including Vanguard, Lufkin, Great Dane and Wabash also sell in Mexico. Additionally, Fruehauf de Mexico offers its products in Mexico and is the only significant Mexican trailer manufacturer.

Prime Time Trailers

          On May 1, 2006, the Company, through its wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation (“CECO”), entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (“Prime Time”), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that was paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the net assets acquired, including identifiable intangible assets, based on management’s estimate of the respective fair values at the date of acquisition.

          In 2005, Prime Time Equipment, Inc. had total sales of approximately $25 million, including approximately $19 million of Hyundai equipment. In June of 2006, Prime Time was recognized by Hyundai Translead as “Top Dealer for 2005” based upon the number of units sold in 2005. The results of Prime Time’s operations have been included in our consolidated financial statements since May 1, 2006. In 2006. Prime Time Equipment had total revenues of approximately $9.3 million, $4.1 million prior to the acquisition on May 1, 2006, and $5.2 after the acquisition.

          To support our new and used trailers sales operations in the U.S. we have entered into a floor plan financing arrangement with Navistar Financial Corporation. Under the terms of the agreement, Navistar provides Prime Time Trailers with up to $3 million of financing to acquire new and used trailer inventory. Debt of $862,000 that was assumed in the acquisition of Prime Time was provided under this credit arrangement. The financing on new trailers is at a rate of prime plus 1.00% and on used trailers the financing rate is prime plus 1.50%. Under our agreement with Hyundai Translead it pays Navistar for the first thirty days of financing on new trailers purchased from Hyundai. Hyundai Translead and Navistar are not related entities. In addition, under our agreement with Navistar, we can offer our customers financing for the purchase of trailers and receive a referral fee from Navistar if they choose to finance the customers purchase.

REMEX

          REMEX, the successor to Mexican-American-Canadian Trailer Rentals Mexican operations, operates as the equipment leasing arm of our company with headquarters in Mexico City. REMEX leases van trailers, flatbeds, trailer dollies and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2006, REMEX owned 119 units, of which 109 were under lease, resulting in a 91.6% utilization rate. All leases are operating leases.

          In the past several years, our resources have been directed towards our trailer sales business and away from the leasing operation. At the present time we do not have sufficient funding to both expand our trailer sales business and acquire additional equipment to allow us to expand our leasing operations. In order to significantly expand REMEX’s business we will require an adequate and ongoing source of capital. We are currently seeking one or more financial partners to participate with us in the expansion of our leasing activities in Mexico. Unless new leases are originated on a regular basis, the leasing business tends to be self-liquidating as the average age of the lease fleet increases and equipment comes off lease and is sold. The size of our lease fleet and its importance to our overall operations have declined in recent years in that we have not had the capital to add equipment to the lease fleet.

Industry Background

          Mexico is strategically situated between Atlantic Europe and the nations of the Pacific Rim, as well as culturally and geographically located between the world’s largest economy, the United States to the north, and the developing economies of Central and South America.

          In terms of land area, Mexico is the 13th largest country in the world with an area of 1,967,183 square km or 759,530 square miles, about three times the size of Texas. Mexico has an estimated population of 107.5 million, 72% of whom live in urban areas and more than 50% of whom are less than twenty years of age. Mexico has three major inland industrial centers: Monterrey, Guadalajara and Mexico City. In addition, Mexico has major ports on both the Atlantic and Pacific coasts.

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

          As a result of NAFTA, the U.S. and Mexico are very close to “free trade” in goods with the average U.S. duty on Mexican goods at .01 percent in 2005 and Mexico’s duty on U.S. goods are even smaller at 0.003%.

          The vast majority of U.S.-Mexico trade moves by truck. U.S. Customs Service statistics show that border crossings of trucks between the United States and Mexico have increased almost 200% since the passage of NAFTA.

          Mexico is now the United States’ second largest trading partner with an average of $650 million in goods crossing the border each day. Since the implementation of NAFTA goods trade between the U.S. and Mexico has increased over three-and-one half times; this increase is nearly double the increase in trade between the U.S. and the rest of the world. According to President George W. Bush, NAFTA has brought about a “truly remarkable expansion of trade and investment among our countries” and “Mexico, is an incredibly important part of the future of the United States.” Data provided by the U.S. Customs Service shows that since the passage of NAFTA, truck crossings at the various U.S./Mexican border checkpoints have increased approximately 198%.

Business and Expansion Strategy

          Our business is providing value-added services for the transportation industry. Our primary focus has been on the substantial business opportunities resulting from the passage of NAFTA, in particular U.S.-Mexico trade. Currently we provide new and used trailers, parts and service and lease/rentals to the cross-border and adjacent markets – California and Mexico. We expect to expand our presence in Texas.

          CapSource’s executive management works with the operating company management teams at Prime Time Trailers, REMEX and RESALTA to formulate and implement business plans and strategies consistent with our overall corporate goals. Each of our subsidiaries is party to an inter-company service agreement under which the parent company provides management services in exchange for a fee. Operating company management personnel direct the operating companies based on established goals. Investment and capital allocation decisions are made by the executive management and board of directors of CapSource.

          Our growth strategy involves both internal growth as well as growth by acquisition. We are expanding our current services as well as adding to our package of services. We are doing this by growing our existing and acquired businesses as well as realizing operating synergies between these businesses.

Government Regulation

          Our truck trailer leasing and distributor businesses are subject to extensive and changing governmental regulation governing licensure, conduct of operations, payment of referral fees, purchase or lease of facilities and employment of personnel by business corporations. We believe that our operations are structured to comply with all such laws and regulations currently in effect as well as laws and regulations enacted or adopted but not yet effective. We can offer no assurance, however, that enforcement authorities will not take a contrary position. We also believe that, if it is subsequently determined that our operations do not comply with such laws or regulations, we can restructure our operations to comply with such laws and regulations. We can offer no assurance, however, that we would be able to so restructure our operations. In addition, we can offer no assurance that jurisdictions in which we operate or will operate will not enact similar or more restrictive laws and that we will be able to operate or restructure our operations to comply with such new legislation or regulations or interpretations of existing or new legislation and regulations.

Future Acquisitions

          As part of our strategy to expand our business, we intend to pursue the acquisition of other businesses in both the U.S. and Mexico. While we have developed criteria that we will use to evaluate such acquisition opportunities, we can offer no assurance that we will be successful in acquiring other businesses and, if we do acquire another business, that the acquisition will be on terms that are favorable to us or that the acquired business will be successfully integrated into ours. Currently we have no agreement to acquire any business.

Risk of Liability

          Although we have no history of material legal claims, we may be subject to claims and lawsuits from time to time arising from the operation of our business, including claims arising from accidents. Damages resulting from and the costs of defending any such actions could be substantial. In the opinion of management, we are adequately insured against personal injury claims and other business-related claims. Nevertheless, there can be no assurance we will be able to maintain such coverage, or that it will be adequate.

Employees

          At March 15, 2007, we had 25 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition, we contract with six independent sales representatives to sell our products in the U.S. and Mexico.

Reports to Security Holders

          The Company is required as a reporting company under the Security and Exchange Act of 1934 to file annual, quarterly and current reports electronically with the SEC. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission’s site is (http://www.sec.gov). The Company expects to deliver an annual report to security holders for the fiscal year ended December 31, 2006. CapSource will prospectively furnish to stockholders:

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

          We sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 872 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302. Mr. Boethling is reimbursed in the approximate amount of $1,500 per month for the use of this space.

          We also reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,800.

          We lease approximately four acres and an associated office facility, consisting of approximately 1,400 square feet located at 15609 Valley Boulevard, Fontana, California 92335. The lease expires on May 1, 2008, and can be extended for an additional year. The rent on these facilities is $6,000 per month and would increase to $7,000 during the extension period. In addition, we have the right of first refusal to purchase the facilities should the current owner decide to offer them for sale.

          On June 28, 2006, CECO leased four acres and a modular space portable office located at 4901 East Rosedale Street, in Ft. Worth, Texas. The term of the lease is one year beginning July 1, 2006 although we have the right to terminate the lease after six months. In addition, we have sublet a portion of the property to another company. The total rent on the property is $5,100 per month and our share is 50% of the total. The modular office on the property is approximately 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

          From time to time, we may become involved in various claims and lawsuits incident to the operation of our business, including claims arising from accidents or from the delay or inability to meet our contractual obligations. We do not have any pending or threatened actions at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

          The Company’s securities are currently traded on the over-the-counter bulletin board (OTC:BB) under the trading symbol: CPSO. After concluding the initial public stock offering in 2003, the shares of the Company’s common stock began trading on January 5, 2004.

          The ranges of high and low bid information for the Company’s common equity each quarter within the last two fiscal years are as set forth below:

Year Ending December 31, 2006	High	Low

Quarter ended December 31, 2006	$2.10	$1.25
Quarter ended September 30, 2006	$2.50	$1.60
Quarter ended June 30, 2006	$2.00	$0.75
Quarter ended March 31, 2006	$0.76	$0.61

Year Ended December 31, 2005	High	Low

Quarter ended December 31, 2005	$0.61	$0.51
Quarter ended September 30, 2005	$0.56	$0.51
Quarter ended June 30, 2005	$0.55	$0.50
Quarter ended March 31, 2005	$1.06	$0.55

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

Holders:

          There were approximately 75 holders of record of the Company’s common stock as of December 31, 2006.

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

Recent Sales of Unregistered Securities

1.

On May 1, 2006, CapSource issued 2,179,664 shares of common stock and warrants to purchase another 2,179,664 shares of common stock having an exercise price of $.90 per share to Randolph M. Pentel in connection with the conversion of notes in the amount of $871,866 made by Randolph M. Pentel as a condition to the placement of the shares and warrants with Whitebox Intermarket Partners L.P. and Pandora Select Partners L.P. described in items two and three below.

2.

On May 1, 2006, CapSource sold 2,500,000 shares of its common stock to Whitebox Intermarket Partners L.P. at $.40 per share, together with warrants to purchase another 2,500,000 shares of common stock having an exercise price of $.90 per share in connection with a private placement of its securities. The Purchase Agreement also granted Whitebox Intermarket Partners L.P. the right to purchase an additional 375,000 shares of our common stock at $.40 per share for $150,000 for 180 days after the effective date of the Purchase Agreements (the “Greenshoe Shares”), and if this right to purchase was exercised the number of shares covered by the warrants would also increase by 375,000.

3.

On May 1, 2006, CapSource sold 2,500,000 shares of its common stock to Pandora Select Partners L.P. at $.40 per share, together with warrants to purchase another 2,500,000 shares of common stock having an exercise price of $.90 per share in connection with a private placement of its securities. The Purchase Agreement also granted Pandora Select Partners L.P. the right to purchase an additional 375,000 shares of our common stock at $.40 per share for $150,000 for 180 days after the effective date of the Purchase Agreements (the “Greenshoe Shares”), and if this right to purchase was exercised the number of shares covered by the warrants would also increase by 375,000.

4.

On May 1, 2006, for its services as placement agent, Keane Securities Inc. received a warrant (the “Placement Agent Warrant”) to purchase 500,000 shares of our common stock at an exercise price of $.48 per share (the “Placement Agent Warrant Shares”) together with another warrant (the “Sub-Warrant”) to purchase up to another 500,000 shares of common stock at an exercise price of $1.08 per share (the “Sub- Warrant Shares”) on the basis of a warrant to purchase one Sub-Warrant Share for each Warrant Share purchased through the exercise of the Placement Agent Warrant. The Placement Agent Shares and the Sub-Warrant Shares have automatically been increased by 75,000 additional shares each, because both Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. exercised their right to purchase the Greenshoe Shares.

5.	On July 1, 2006, CapSource issued 75,000 shares of its common stock to Randolph Pentel in connection with his exercise of a stock purchase warrant at the exercise price of $1.10 per share.

6.	On July 1, 2006 CapSource issued 50,000 shares of its common stock to Patricia and Gary Dolphus in connection with their exercise of a stock purchase warrant at the exercise price of $1.10 per share.

7.

On November 1, 2006, Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. both exercised their right to purchase a total of an additional 750,000 shares of our common stock at $.40 per share for $300,000 for 180 days after the effective date of the Purchase Agreements (the “Greenshoe Shares”), and accordingly the number of shares covered by the Warrants has correspondingly increased to a total of 5,750,000 Warrant Shares.

8.

At December 31, 2006, we had outstanding warants to purchase a total of 9,276,998 shares of common stock exercisable at prices ranging from $.48 per share to $2.45 per share and expiring at varying times through May 1, 2011. Of such warrants, 8,539,498 were issued in connection with a number of financing transactions, and 737,500 were issued in connection with consulting arangements and as compensation to members of the Board of Directors.

          The shares and warrants were offered and sold in a private placement transaction under an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under that Section. Each of the investors was an “accredited investor”, as defined in Rule 501 under the Securities Act. The certificates evidencing the securities bear (or will bear upon issuance, in the case of convertible securities) a legend stating that the securities may not be offered, sold or transferred other than pursuant to an effective Registration Statement under the Securities Act, or an exemption from such registration requirements.

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

          LEASE ACCOUNTING Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, requires a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. Our leases are classified as operating leases for all of our leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. We establish residual values at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds). In estimating such values, we consider all relevant information and circumstances regarding the equipment and the lessee.

          The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. If incurred, initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying consolidated statements of operations. Our assets are depreciated over a period that we believe best represents the useful lives of the assets.

          IMPAIRMENT We maintain an allowance for impairment at levels that we determine adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset's value, including identifiable intangible assets, is measured by a comparison of the carring amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation/amortization and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. We review assets annually as of December 31.

          FOREIGN EXCHANGE TRANSLATION The financial statements of our Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other income (expense).

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

          INCOME TAXES We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if we are unable to determine that realization of the deferred tax asset is more likely than not. Due to our history of operating losses, we have recorded a valuation allowance to reduce net deferred tax assets to zero.

          STOCK BASED COMPENSATION On January 1, 2006, we began to measure the cost of our employee stock option plans and other employee stock-based compensation arrangements in accordance with the fair value provisions of Statement of Financial Accounting Standards No. l23R, Share Based Payment (SFAS No. l23R), using the modified prospective method. SFAS No. l23R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) to provide guidance on SFAS l23R. We have applied SAB 107 in our adoption of SFAS l23R.

LIQUIDITY

          Since its inception, the Company has generated losses from operations, and as of December 31, 2006, had an accumulated deficit of $13,158,547 and working capital of $1,679,628.

          In 2006, in conjunction with a private equity placement, we increased the Company’s equity by selling 5,750,000 shares of Company common stock for $2,300,000. In addition, our Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of Company common stock. (See Note 9). In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007, if needed, by way of additional debt and/or equity contributions.

          We believe that the cash to be generated by operations, and the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, plus the cash on hand at December 31, 2006 will provide the Company with sufficient funds for the next twelve months, and will satisfy obligations as they become due. If the Company experiences occasional cash shortfalls, we expect to cover them with funds provided by the Company’s Chairman and/or other major investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other major Company investors fail to provide additional financial support to the Company, if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

GENERAL

          CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct our business through operations of two wholly-owned subsidiaries in Mexico, and one wholly-owned subsidiary in the United States.

          RESALTA, our Mexican trailer sales/distribution company, has the exclusive right to distribute Hyundai truck trailers in Mexico.

          REMEX, our Mexican lease/rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This reduces our foreign exchange risk, transferring it to the lessees.

          Prime Time Trailers, our U.S. trailer sales/distribution company, has the rights to distribute Hyundai truck trailers in Texas and the southwestern United States. We acquired Prime Time Trailers on May 1, 2006, from the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. We now operate the acquired business through our wholly-owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers.

          Private Equity Placement

          On May 1, 2006, we increased Company equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share (“warrant shares”). In addition, the private placement agreements granted the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for a period of up to 180 days after the placement date. Subsequently, the investors exercised this right to purchase the additional shares at a total price of $300,000, resulting in a total of 5,750,000 shares being issued to the investors in conjunction with the private equity placement. In addition, since the investors exercised this right to purchase additional shares, the number of shares covered by the warrants correspondingly increased to a total of 5,750,000 warrant shares.

          In conjunction with the private equity placement on May 1, 2006, our Company Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and received warrants to purchase another 2,179,664 shares of common stock at an exercise price of $.90 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,678. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2006.

          The placement agent that coordinated the private equity placement received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares within 180 days of the placement date. As a result, as of December 31, 2006, the placement agent holds warrants to purchase a total of 575,000 shares, and Sub-Warrant to purchase up to 575,000 shares.

          Proceeds from the private equity placement totaled $2,300,000, offset by cash offering costs of $303,292 paid in 2006, $81,284 incurred in prior years, and $138,000 pending to be paid as of December 31, 2006, as well as the non-cash offering cost of $446,142 related to the fair value of the placement warrants. The resulting net increase to stockholder equity was $1,777,424. In addition, the conversion of the Company’s debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,678, resulted in a net increase to stockholder equity of $1,656,544. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,433,968.

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

          As of March 28, 2007, the Registration Statement has not been declared effective. The Company will be required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement is delayed, unless the investors waive such fee. The registration rights agreement does not limit the amount of fees that would have to be paid if the effective date of the registration statement is delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. However, Company management anticipates that the registration statement will become effective by April 30, 2007, resulting in a penalty fee of $138,000. This estimated fee is included in offering costs as reported in the Company’s Consolidated Statement of Stockholders’ Equity as of December 31, 2006. The corresponding liability is included in Accounts payable and accrued expenses as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. Any adjustment to the estimated penalty fee liability resulting from the Registration Statement becoming effective either before or after April 30, 2007, will be reflected in the Company’s Consolidated Statement of Operations for the period in which the adjustment is made.

          Acquisition

          On May 1, 2006, through our wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation, we entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (a Fontana, California based authorized California dealer for Hyundai Translead trailers), and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that were paid in due course. We allocated the total purchase price consideration of $1,970,000 to the assets acquired, including identifiable intangible assets, based on our estimate of the respective fair values at the date of acquisition. Such estimates resulted in a valuation of $498,390 for intangible assets, comprised of a non-compete agreement, and the value of acquired customer lists. The fair values of the intangible assets are subject to periodic reviews, at least yearly, for possible impairment of their carrying values.

          The Company acquired Prime Time in order to expand its operations into the California market as part of its strategic plan to provide equipment and services along the major transportation corridors to and from Mexico. In addition, the acquisition allows the Company to diversify its concentration in Mexico.

The results of Prime Time’s operations have been included in the Company’s consolidated financial statements since May 1, 2006.

RESULTS OF OPERATIONS

          The Company’s consolidated financial statements include the results of U.S. based Prime Time Trailers, as of the date of acquisition on May 1, 2006.

Summary of Net Sales and Gross Profit By Country (U.S. $ Thousands)

	Year Ended December 31

		2006			2005

	Mexico	United States	Total	Mexico	United States	Total

Net sales and rental income	$31,123.2	5,163.1	36,286.3	20,608.5	N/A	20,608.5
Cost of sales and operating leases	(29,115.2)	(4,819.2)	(33,934.4)	(19,272.7)	N/A	(19,272.7)

Gross profit	$2,008.0	343.9	2,351.9	1,335.8	N/A	1,335.8

Margin%	6.5%	6.7%	6.5%	6.5%		6.5%

PERFORMANCE IN 2006 COMPARED WITH 2005

          For the year ended December 31, 2006, our consolidated net sales increased by 76.1% to $36,286,284 compared to $20,608,509 for the same period of 2005. Net sales is made up of two components: trailer and parts sales, which improved in 2006 by $15,645,101, an increase of 77.9% over the same period of 2005; and lease/rental income, which improved by $32,674 in 2006, an increase of 6.2% over the same period last year. The trailer/parts sales growth resulted from a 74.1% increase in sales volume in 2006, or $15,268,659, of which $10,105,648 was due to volume growth in our Mexican operations as well as sales of $5,163,046 contributed by our newly acquired U.S. trailer sales operation. In addition, price increases of approximately 1.3% in our Mexican operations added $410,334 to the total growth in consolidated net sales. The sales growth in our Mexican operations was driven by our continuing emphasis on expanding trailer sales volume in Mexico. We have continued to concentrate our working capital in trailer sales inventory and facilities.

          For the year ended December 31, 2006, selling, general and administrative expense was $3,739,314, including a one-time, non-cash charge of $784,678 related to the discount on the conversion of shareholder debt. Excluding the one-time charge, the selling, general and administrative expense for the year ended December 31, 2006 increased 28.4% to $2,954,636 compared to $2,300,847 for the same period of 2005. This increase of $653,789 was due primarily to expenses incurred in our acquired U.S. operation subsequent to its acquisition on May 1, 2006, including $66,452 of expenses related to the amortization of the acquired intangible assets.

          Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. For the year ended December 31, 2006, we recognized an operating loss of $1,387,451, including the one-time charge of $784,678. Excluding the one-time charge, the operating loss for the year ended December 31, 2006 was $602,773 compared to $965,075 for the same period last year. This operating loss improvement of $363,302 resulted from the growth in trailer sales and gross profit, partially offset by the increase in selling, general and administrative expense.

          Net interest expense for the year ended December 31, 2006 was $365,103, compared to $702,648 for the same period of 2005. Net interest expense for the year ended December 31, 2005 included a one-time non-cash charge of $353,100, which represents the accretion of the beneficial conversion feature discount, related to $1,100,000 of Company debt that was converted into equity by the Company’s majority stockholder on February 18, 2005. Excluding the one-time charge in 2005, net interest expense of $365,103 in the year ended December 31, 2006 was an increase of $15,555 compared to $349,548 in the year ended December 31, 2005. The increase in 2006 was associated with higher debt levels related to growth in our trailer inventory during the fourth quarter of 2006.

          Foreign exchange loss, net, was $27,947 in the year ended December 31, 2006, compared to a loss of $75,151 in the same period of 2005. Foreign exchange loss incurred during the year ended December 31, 2006 was less than last year, principally because the exchange rate fluctuations in 2006 were more beneficial to our monetary position than in 2005, resulting in the reduction in foreign exchange losses this year.

          Income taxes of $48,701 and $51,592 were accrued for the years ended December 31, 2006 and 2005, respectively. This tax, primarily represents an alternative tax on assets of $46,644 and $51,592 in 2006 and 2005, respectively, incurred by our Mexican subsidiaries, is applicable to most Mexican corporations that have no taxable income. The 2006 income tax expense includes approximately $800 of income tax related to the Company’s U.S. operations and $1,300 of income tax related to the Company’s Mexican operations.

          Our net loss for the year ended December 31, 2006 was $1,829,202, or $0.11 per diluted share, compared to a net loss of $1,794,466, or $0.16 per diluted share for the same period of 2005. The increase of $34,736 in net loss for 2006 resulted from the increase in the selling, general and administrative expense, including the one-time non-cash charge of $784,678 as described above, partially offset by the growth in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

          Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003. In 2006, we increased the Company’s liquidity by selling 5,750,000 shares of common stock for $2,300,000, which was partially offset by cash offering costs of $303,292 paid in 2006, $81,284 incurred in prior years, and $138,000 pending to be paid as of December 31, 2006, as well as the non-cash offering cost of $446,142 related to the fair value of the placement warrants. The resulting net increase to stockholder equity was $1,777,424. In addition, on May 1, 2006 the Company’s Chairman and largest stockholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share, resulting in a discount on conversion of $784,678. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,433,968 at December 31, 2006.

          Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, and increasing sales by adding to equipment inventory. On May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., for a total purchase price of approximately $1,970,000, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder of $1,014,290 paid in cash. The purchase price included $498,390 for identifiable intangible assets.

          In conjunction with the acquisition on May 1, 2006, we obtained a floor plan inventory credit line of approximately $3,000,000 from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory for our U.S. operations. This credit line was initially utilized in the assumption of $862,000 of acquisition debt. The floor plan notes, which bear interest at Prime rate plus 1.25% (currently

9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

          On August 31, 2006, our majority stockholder loaned the Company $1.6 million. The funds were used to retire, in full, our outstanding bank debt to Marshall Bank, NA. The loan agreement provides a maturity date of August 31, 2007, and an interest rate of LIBOR plus 2.0% (currently 9.5%). The loan agreement also require us to make monthly principal payments of $13,333 plus accrued interest and a final payment at maturity of all outstanding principal plus interest.

          On October 23, 2006, we obtained a floor plan inventory credit line of $3,600,000 from Navistar Financial Corporation to finance the purchase and sale of new and used truck trailers for our Mexico operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

          Net cash used in operating activities was $3,479,378 for the year ended December 31, 2006, compared to $1,307,556 for the same period last year. Net operating cash used in the current period increased compared to the same period of last year, primarily due to the growth in inventory and rents and accounts receivable, partially offset by the increase in accounts payable and customer deposits.

          During the year ended December 31, 2006, we acquired the net operating assets of Prime Time Equipment, Inc. for a net cash disbursement of $1,014,290. In addition, during 2006 we acquired property and equipment of $169,097, which was primarily equipment for the lease/rental pool, offset by proceeds of $43,289 from disposals. This compares to $189,868 and $159,037, respectively, for the year ended December 31, 2005. As a result, net cash used in investing activities was $1,140,098 for the year ended December 31, 2006, compared to $30,831 for the year ended December 31, 2005.

          During the year ended December 31, 2006, we received proceeds from the issuance of debt totaling $8,038,481, which was partially offset by debt repayment of $5,510,178. In addition, we received proceeds of $137,500 from the exercise of common stock warrants, and $2,300,000 from the private placement sale of common stock, partially offset by offering costs of $303,292. During the same period last year, we received proceeds from the issuance of debt of $3,324,102, which was partially offset by debt repayment totaling $1,584,821. As a result, net cash provided by financing activities for the year ended December 31, 2006 and 2005 was $4,662,511 and $1,739,281, respectively.

          On February 18, 2005, the Company’s Chairman and largest stockholder converted $1,100,000 of Company notes payable into 1,375,000 shares of Company common stock at the conversion price of $0.80 per share. In addition, on December 28, 2005, he converted $800,000 of Company notes payable into 1,142,857 shares of Company common stock at the conversion price of $0.70 per share.

          On February 15, 2005, the Company entered into a new agreement with Hyundai Translead to extend its contract to sell and Hyundai trailers in Mexico. The previous agreement expired by its terms in November 2004. Under the terms of the new contract, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico.

          As of December 31, 2006, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $10,330,800, towards which we had made down payments of approximately $698,500. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $9,632,300 upon taking delivery of the trailers. We also have placed additional unconfirmed orders for delivery in 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007.

          On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Our Company’s Chairman and largest stockholder has expressed in writing, his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions. Subsequent to December 31, 2006, and as of March 25, 2007, the Company’s Chairman has advanced the Company $60,000 under a working capital credit line of $100,000.

          Since its inception, the Company has generated losses from operations, and as of December 31, 2006, had an accumulated deficit of $13,158,547 and working capital of $1,679,628. We believe that the cash on hand as of December 31, 2006, together with the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman and/or other major Company investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other major Company investors fail to provide additional financial support to the Company, if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

          CAPSOURCE FINANCIAL STRATEGY Funding and financial strategy are significant factors in our business plan. The cost, reliability and flexibility of the actual and potential funding sources will dictate, to a large extent, our ability to acquire additional businesses pursuant to our strategic plan. In addition, each operating subsidiary’s ability to grow and improve its competitive position within its respective business sector is similarly dependent upon its ability to secure adequate funding, either directly or through the parent company.

          Our trailer sales/distribution operations require two forms of financing - equity and a short-term credit facility commonly referred to as “floor plan” financing. Floor plan financing is used to finance the purchase of inventory on an ongoing basis. The floor plan facility is repaid through the sale of equipment. As we increase our sales volume and inventory needs, we will seek to increase our current floor plan credit lines.

          To date, our lease equipment portfolio has been financed largely with Company equity. In order to achieve growth in our leasing operations, we believe that our financial structure needs to include various forms of borrowings, including equity, and both a short-term credit facility, commonly termed a “warehouse” credit facility, and long-term debt. We will continue to seek funding to expand our leasing operations.

          There is no assurance that we will be able to obtain additional financing, either for growing our trailer sales operations, or for expanding our leasing operations.

          Our strategy is to continue to expand operations by achieving profitability, and through acquisitions. Future financing may result in dilution to holders of common stock. We anticipate that funds required for future acquisitions and the integration of acquired businesses will be provided from the proceeds of future debt offerings and additional stock offerings. However, there can be no assurance that we will be able to identify suitable acquisition candidates in the future, or that suitable financing for any such acquisitions will be obtained, or that any such acquisitions will occur. Our growth strategy will require expanded support, increased personnel throughout our business, expanded operational and financial systems the implementation of new control procedures. These factors will affect future results and liquidity.

          In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2006, we had no material commitments to purchase capital assets.

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

QUANTITATIVE AND QUALITATIVE MARKET RISKS

          Our operations are conducted in Mexico and in the United States. All trailer sales transactions and leases in our Mexican operations are denominated in United States dollars, but administrative activities are generally denominated in the Mexican pesos. We do not enter into foreign currency exchange contracts either to hedge our exposure to currency fluctuations or for trading purposes.

          Most of our indebtedness is at variable interest rates that are based on either LIBOR or the Prime lending rate. A portion of our debt is at fixed rates. We do not enter into interest rate swaps or any other type of derivative instruments.

OFF-BALACE SHEET ARRANGEMENTS

          None.

ITEM 7.	FINANCIAL STATEMENTS

          The Company’s Financial Statements, and the report of BDO-Hernández Marrón y Cía., S.C., independent registered public accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with BDO Hernández Marrón y Cía., S.C., the Company’s independent registered public accountants.

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

Compliance with Section 404 of Sarbanes-Oxley Act

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the SOX Act), we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. The SEC has thus far extended the dates for small public companies to comply with Section 404 of the SOX Act. Currently, we will not need to provide this management report on internal control over financial reporting until we file our annual report for a fiscal year ending after December 15, 2007. If the SEC has not issued additional guidance for management on how to complete our assessment of internal control over financial reporting in time to be of assistance in connection with our annual report for our fiscal year ending December 31, 2007, this deadline could be further postponed.

          Our report is also expected to contain a statement of that our independent auditors have issued an attestation report on our management’s assessment of our internal controls over financial reporting, however such auditors attestation report will not be required until we file our annual report for a fiscal year ending on or after December 15, 2008. If the revisions to Auditing Standard No. 2 have not been finalized in time to be of assistance in connection with our annual report for the fiscal year ending on December 31, 2008, this deadline for the auditor’s attestation report could be further postponed.

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

          The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ending December 31, 2006 that was not reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          We have listed below the names, ages and positions of our directors and executive officers. The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. We do not maintain key person life insurance on any of our key personnel:

Randolph M. Pentel	48	Chairman of the Board, Director
Fred C. Boethling	61	President, Chief Executive Officer and Director
Steven Reichert	59	Vice President, General Counsel and Director
Steven J. Kutcher	54	Vice President, Chief Financial Officer
Lynch Grattan	56	Director
Wayne Hoovestol	49	Director
Bruce Nordin	52	Director
Scot Malloy	42	Director

          Randolph M. Pentel. Chairman of the Board, Director - CapSource Financial, Inc.; Director - Rentas y Remolques, S.A. de C. V.; Director - Remolques y Sistemas Aliados de Transportes, S.A. de C. V.

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

          Mr. Reichert began his employment with CapSource in 1998. He serves as general counsel for CapSource and is responsible for the negotiation of various agreements and general legal matters and is involved in developing and implementing overall financial strategy for CapSource. From 1994 to 1998, he was Co-Managing Partner of Capstone Partners. From 1991 to 1994, Mr. Reichert was associated with the international law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. where he practiced in the area of securities and complex commercial litigation. Prior to that, Mr. Reichert was a founder and Senior Vice President and Director responsible for strategic planning, acquisitions and capital development for Sequel Corporation, a NASDAQ-listed, telecommunications company. From 1979 to 1982, Mr. Reichert was a co-founder, Senior Vice President and Director of Hart Exploration & Production Co., a NASDAQ-listed independent oil and gas firm. From 1966 to 1979, Mr. Reichert was Vice President in charge of the Underwriting Department at Dain Bosworth, Inc., a regional investment banking firm. He is a past member of the Board of Arbitrators for the National Association of Securities Dealers. Mr. Reichert received his Juris Doctor degree (Cum Laude) from Hamline University School of Law in 1991 and his undergraduate degree in economics from the University of Minnesota in 1988.

          Steven J. Kutcher. Vice President and Chief Financial Officer - CapSource Financial, Inc.

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

          Mr. Grattan is responsible for the overall management of REMEX and RESALTA. He has substantial experience with Mexican development banks and other financial institutions. In addition, he has been involved with various privatization efforts in Mexico. While he was born in the U.S., Mr. Grattan has spent much of his life in Mexico. He has been a resident of Mexico City for the past 22 years. He brings to us a thorough understanding of the Mexican business culture, a broad base of contacts among Mexican and multi-national business leaders domiciled in Mexico and a familiarity with Mexican government departments and agencies. Prior to joining REMEX, from 1995 to 1997, Mr. Grattan was a Partner with Palmer Associates, S.C., a risk management and consulting firm based in Mexico City. Beginning in 1992, Mr. Grattan provided agribusiness consulting services to a wide range of clients. Also, in 1992, Mr. Grattan organized the agribusiness division of FINBEST, S.C., a small Mexican merchant banking firm. While he is no longer active in the firm, he remains a Partner. While he is employed full time at REMEX and RESALTA, he is widely respected in the agribusiness sector and is called upon from time to time for public speaking engagements. REMEX encourages this practice as it helps build relationships which are essential to doing business in Mexico. From 1987 to 1992, he represented ConAgra International, Inc. in Mexico. He opened and served as Director of the Con-Agra Offices in Mexico City, where his primary responsibility was the formation of export/import joint ventures. From 1982 to 1987, Mr. Grattan was Marketing and Sales Manager for the Protein Technologies division of Ralston Purina Company. He organized, staffed, trained and directed the national sales force for Isolated Soy Protein Products in Mexico. From 1975 to 1981, Mr. Grattan was employed by Purina S.A. de C.V., the Mexican subsidiary of Ralston Purina Company, first as District Manager and later as National Products Manager. Mr. Grattan is a member of numerous Mexican civic and business organizations. He is active in the American Chamber of Commerce in Mexico City, the largest Chamber of Commerce outside the U.S. He has won several awards from the Chamber and is currently Vice President and Treasurer of the Chamber. He holds a Bachelors Degree in Agriculture from Texas Tech University.

          Wayne Hoovestol. Director - CapSource Financial, Inc.

          Mr. Hoovestol is President and Chief Executive Officer of Hoovestol, Inc. a long-haul trucking company headquartered in Eagan, Minnesota that specializes in providing trucking services to the U.S. Postal Department. Mr. Hoovestol founded Hoovestol Inc. in 1978 with eight trucks and trailers. Today, Hoovestol Inc. employs 400 people. Mr. Hoovestol is also served as President and Chief Executive Officer of Major Transport, a long-haul truck load carrier which he founded in 2000 and sold in 2006. In March of 2007, Mr. Hoovestol was appointed CEO of Green Plains Renewable Energy, Inc. (NASDAQ: GPRE) (AMEX: GPRE). Mr. Hoovestol will continue to act as a director of the Green Plains and as its Chief Operating Officer. Mr. Hoovestol has recently completed 10 years of service as a National Board Member of the National Star Route Mail Contractors Association.

          Bruce Nordin Director - CapSource Financial, Inc.

          Bruce Nordin joined Whitebox in 2004 after a career as a “serial CEO”, leader of turnarounds at several troubled or start-up firms and working in the commercial real estate industry. From 2003 to 2004, he was a Principal for Primera Investments, a firm specializing in business consulting and real estate activities. Mr. Nordin was CEO and founder (2001 to 2003) for CDMdata, an automation data collection hardware/software company. Prior to that, he was the Acting CEO (1999 to 2001) for Bio-key International, a biometric fingerprint software company. From 1995 to 1999, Mr. Nordin was President and CEO for Communications Holdings, Inc. which owned three entities in the system integration business and telecommunications businesses. From 1985 to 1995, he was a commercial real estate broker for Primera Investments and CBRE. Prior to that, Mr. Nordin resided in Australia, working for a large leveraged buyout firm, Elders IXL Limited and Graco, Inc. a manufacturer of fluid handling equipment. Mr. Nordin graduated from the University of Minnesota with a B.S.B. degree in 1976.

          Scot Malloy Director - CapSource Financial, Inc.

          Scot Malloy joined Whitebox in 2001 after spending 10 years in investment banking at firms including Robertson Stephens, where he was Managing Director and Global Head of the telecom equipment group; Wessels, Arnold and Henderson; and Dain Rauscher Wessels. His experience includes over 80 public equity offerings, private placements, and mergers and acquisitions. Scot is a graduate of the

United States Naval Academy. After serving eight years as an active duty naval officer he received his MS in Industrial Administration from Carnegie Mellon.

          There are no family relationships among our directors and officers.

          Audit Committee

          Our entire Board of Directors has acted as our audit committee. Because our securities are not listed on one of the national exchanges or an inter-dealer quotation system, we were not required to appoint a separate audit committee comprised of three independent directors. In addition, until May 1, 2006, we did not have three independent directors serving on our Board of Directors. For both these reasons we declined to appoint a separate audit committee, and our board did not determine that we had a financial expert serving on our board. However, now that we do have three independent directors serving on our Board and in the hope that we will qualify to be listed on one of the national exchanges in the future, we plan to establish a formal separate audit committee in 2007, and our board will make a determination regarding the audit committee financial expert at that time.

          Code of Ethics

          We have adopted a formal code of ethics and an employee code of conduct.. Both are posted on our website at www.capsource-financial.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has failed to timely file a report under Section 16(a) during 2006, except as follows: one Form 4 for Randolph M. Pentel, Fred C. Boethling, Steven E Reichert, Steven J. Kutcher and Lynch Grattan; one Form 3 for Wayne Hoovestol; one Form 4 for Pandora Select Partners, L.P. and one Form 4 for Whitebox Intermarket Select Partners, L.P.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

          The following table provides certain information regarding compensation earned by or paid to our Chief Executive Officer, Vice President/General Counsel and Vice President/Chief Financial officer during each of the past three years. No other executive officers received compensation in excess of $100,000 during the most recent fiscal year.

CapSource Financial, Inc.

Summary Compensation Table
As of 12/31/06

Name & Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Warrant Awards		All other Compensation		Total

Fred C. Boethling,	2006	$180,000	—	—			—		$180,000
CEO and President	2005	$143,925	—	—	$ 11,500	(1)	—		$155,425

Steven E. Reichert,	2006	$150,333	—	—			—		$150,333
VP & GC	2005	$117,500	—	—	$ 11,500	(1)	—		$129,000

Steven J. Kutcher,	2006	$158,667	—	—	—		—		$158,667
Consultant, CFO & VP	2005	—	—	—	—		$136,538	(2)	$136,538

(1)

Warrants granted to the executive in his capacity as a director as follows: 25,000 warrants having an exercise price of $.70 and expire on January 3, 2011. The valuation of the warrants is based on the recognized expense for the year in which they are granted, determined according to SFAS 123(R) using the assumptions discussed in Note 1(q) to our consolidated financial statements included elsewhere in this document.

(2)	Payment to executive, who served in the capacity of Chief Financial Officer as an independent consultant during 2005.

          Executive Compensation Program: Our Board of Directors determines executive compensation. Our compensation for executive officers is intended to attract, retain and motivate individuals with the skills necessary to achieve our business plan and to reward them fairly over time. Our current compensation program for our executives has been the result of negotiations between those executives and our Board. We have taken into account that our executive team has been with the Company from its inception. Historically, our compensation policies and arrangements have, to a great extent, been dictated by the limited cash resources available for cash compensation to our named executives. The compensation program consists of the following components: salary, potential discretionary incentive bonus, the option to take up to 25% of their pay in stock in lieu of cash and the potential to receive stock options or warrants at the discretion of the Board. The Board has adopted no formal or informal policies or guidelines for allocating compensation between long term and short term compensation. The Company offers no retirement plan, no health or medical benefits and no perquisites. The essential features of the compensation for each of our named executives can be found in their respective employment agreements.

Employment Agreements

          On December 10, 2000, we entered into employment agreements with Mr. Boethling, Mr. Reichert and Mr. Grattan. Those agreements provide that we will employ Mr. Boethling, Mr. Reichert and Mr. Grattan for a period ending two years after we give written notice of our intention to terminate Mr. Boethling, Mr. Reichert or Mr. Grattan or until they turn 65 years of age, whichever is earlier. The contracts provide for an annual minimum base salary of $96,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company, and the executive’s option to receive up to 25% of his base salary in common stock on the basis of one (1) share of common stock for each $1.00 of base salary so designated. The employment may be terminated for cause or breach of the contract after opportunity to cure.

          On April 21, 2006, we modified the employment contacts of Mr. Boethling and Mr. Reichert. The amendments provide that the Company will employ them for a period ending two years after we give written notice of our intention to terminate Mr. Boethling, or Mr. Reichert or until they turn 70 years of age, whichever is earlier. Further, the payments during the two-year period after notice of termination are limited to $300,000 in Mr. Boethling’s case and $250,000 in Mr. Reichert’s instead of an amount equal to two years of salary at their then current rate. In addition, the amendments added a six-month non-compete and non-disclosure provisions to the employment agreements.

          On January 9, 2006, the Company entered into an employment agreement with Steven J. Kutcher as its vice president and chief financial officer effective as of that date. The contract provided for an annual minimum base salary of $132,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company and three months severance, and a grant of $33,000 worth of restricted stock valued at $.70 per share vesting one-third on the first, second and third anniversary dates of the agreement. On May 1, 2006, the salary was increased to $172,000 and the severance was changed to five months. The employment agreement is for a term of three years. During the past five years Mr. Kutcher has served as our chief financial officer and has acted as a financial consultant to us. Mr. Kutcher has no family relationships with any of our other officers or directors.

Stock Options, Warrants

          No options were granted to the named executive officers, and no options were exercised by the named executive officers during 2006. No warrants were granted to any of the named executive officers and no warrants were exercised by the named executive officers during 2006.

The following table summarizes the outstanding equity awards to which the named executive was entitled at December 31, 2006 by the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at 12-31-2006

Name	Number of Securities Underlying Unexercised Warrants Exercisable(1)	Number of Securities Underlying Unexercised Warrants Unxercisable	Warrant Exercise Price ($)	Warrant Expiration Date

Fred C. Boethling,	25,000(1)	—	$1.30	04/12/2007
Chief Executive Officer	25,000(1)	—	1.75	12/31/2007
and President	25,000(1)	—	1.75	12/31/2008
	25,000(1)	—	.80	12/31/2009
	25,000(1)	—	.70	01/03/2011

Steven E. Reichert	25,000(1)	—	1.30	04/12/2007
Vice President &	25,000(1)	—	1.75	12/31/2007
General Counsel	25,000(1)	—	1.75	12/31/2008
	25,000(1)	—	.80	12/31/2009
	25,000(1)	—	.70	01/03/2011

Steven J. Kutcher	25,000(1)	—	1.75	12/31/2007
Vice President &	25,000(1)	—	1.75	12/31/2008
Chief Financial Officer	12,500(1)	—	80	12/31/2009

(1) These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director. Each warrant has a five year term.

Director Compensation

          Except for 2006, beginning in 1999, each year we granted employee members of the Board of Directors for their services on the Board, warrants to purchase 25,000 shares of common stock at prices determined to be fair market value at the time of grant. We also granted non-employee members of the Board of Directors for their services on the Board, warrants to purchase 50,000 shares of common stock at prices determined to be fair value at the time of grant, and a right to receive $500 fee per meeting attended. However, Board members have always waived receiving this fee, and it has never been paid. All warrants are vested immediately and expire five years from the date of grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners (5% or greater).

          The following table presents information provided to us about the beneficial ownership of our Common Stock as of December 31, 2006, by persons known to us to hold 5% or more of our stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares

Randolph Pentel(1) (2)	15,890,885	52.5%
Pandora Select Partners L.P. (3)(4) (5)	5,750,000	19.0%
Whitebox Intermarket Partners L.P. (3)(4)(5)	5,750,000	19.0%

(1) The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.

(2) Includes 2,429,664 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 50,000 have an exercise price of $1.30 and expire on 4/12/2007; 50,000 have an exercise price of $1.75 and expire on 12/31/2007; 50,000 have an exercise price of $1.75 and expire on 12/31/2008; 50,000 have an exercise price of $.80 and expire on 12/31/2009; 50,000 have an exercise price of $.70 and expire on 1/3/20011; and 2,179,664 have an exercise price of $.90 and expire on 5/1/2011.

(3) The address of the named entity is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416.

(4) Includes 2,875,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable at $.90 with an expiration date of April 30, 2011.

(5) Includes 750,000 shares of common stock issued upon the exercise of the right to purchase such shares within 180 days of May 1, 2006 at $.40 per share.

(b)     Security ownership of management.

          The following table presents information provided to us as to the beneficial ownership of our common stock as of December 31, 2006, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares

Fred C. Boethling (2)	457,730	1.5%
Steven Reichert (2)	436,730	1.4%
Randolph Pentel (3)	15,890,885	52.5%
Lynch Grattan (2)	125,000	0.4%
Wayne Hoovestal (4)	50,000	0.2%
Steven Kutcher (5)	72,355	0.2%

All directors and officers and as a group (6 persons) (6)	17,032,700	56.2%

(1) The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.

(2) Includes 125,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 25,000 have an exercise price of $1.30 and expire on 4/12/2007; 25,000 have an exercise price of $1.75 and expire on 12/31/2007; 25,000 have an exercise price of $1.75 and expire on 12/31/2008; 25,000 have an exercise price of $.80 and expire on 12/31/2009; and 25,000 have an exercise price of $.70 and expire on 1/3/2011.

(3) Includes 2,429,664 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 50,000 have an exercise price of $1.30 and expire on 4/12/2007; 50,000 have an exercise price of $1.75 and expire on 12/31/2007; 50,000 have an exercise price of $1.75 and expire on 12/31/2008; 50,000 have an exercise price of $.80 and expire on 12/31/2009; 50,000 have an exercise price of $.70 and expire on 1/3/2011; and 2,179,664 have an exercise price of $.90 and expire on 5/1/2011.

(4) Includes 50,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable at $.70 and expire on January 3, 2011.

(5) Includes 62,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 25,000 have an exercise price of $1.75 and expire on 12/31/2007; 25,000 have an exercise price of $1.75 and expire on 12/31/2008; and 12,500 have an exercise price of $.80 and expire on 12/31/2009.

(6) Includes 2,917,164 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders, 2001 Stock Option Plan	0	N/A	550,000

Equity compensation plans not approved by security holders, Discretionary Warrants	737,500	$1.30	—

Total	737,500	$1.30	550,000

Warrants

          At December 31, 2006, we had outstanding warrants to purchase a total of 9,276,998 shares of common stock exercisable at prices ranging from $.48 per share to $2.45 per share and expiring at varying times through May 1, 2011. Of such warrants, 8,539,498 were issued in connection with a number of financing transactions, and 737,500 were issued in connection with consulting arrangements and as compensation to members of the Board of Directors. See “Director Compensation”. The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair market value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

Options and 2001 Stock Option Plan

          Effective February 16, 2001, our Board of Directors and Stockholders adopted the 2001 Omnibus Stock Option and Incentive Plan. This plan provides for the grant of options to purchase shares of common stock to our key employees and advisors. The aggregate number of shares of common stock that can be awarded under the plan was 550,000. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of CapSource’s underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a granted to a person holding 10% or more of our stock. However, no options will be issued with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability. There are currently no options to purchase shares outstanding under the 2001 Stock Option Plan.

Note Financing

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and the principal amounts due as of December 31, 2006:

	Principal Amount	Date	Rate	Maturity

Patricia and Gary Dolphus	$70,000	12/31/03	10%	01/05/07

Steven J. Kutcher,
(Custodian for Anthony J. Kutcher, $ UTMA)	$40,000	12/31/03	10%	01/05/08

Steven J. Kutcher,
(Custodian for Nicole E. Kutcher, UTMA)	$40,000	12/31/03	10%	01/05/08

Irwin Pentel	$192,000	12/31/04	9%	01/05/09

Church of the Risen Messiah	$250,000	02/28/06	Prime + 1.00%	02/28/08

Joyce L. Birch	$504,000	12/31/03	9%	01/05/09

Randolph Pentel	$1,546,668	08/31/06	LIBOR + 2.00%	08/31/07

Navistar Finance -Floor Plan Credit Line	$2,084,014	05/01/06	Prime + 1.00%	Revolving

Financiero Navistar -Floor Plan Credit Line	$1,053,888	10/23/06	LIBOR + 4.17%	Revolving

          Terms of the Notes. The notes bear interest at various rates ranging from LIBOR plus 2% to 10%. Interest on the notes is paid monthly. The principal amount of each note is payable at maturity. The notes mature at various times until January 5, 2009. No commissions were paid in connection with the sale of the notes. The proceeds from the sale of the notes were used to acquire inventory for RESALTA, increase the size of REMEX’s lease/rental fleet and for general corporate purposes. The notes were not issued pursuant to an indenture and no trustee was retained to enforce any of the obligations represented by the notes. Recent Sales of Unregistered Securities.

Maturities of the Company’s aggregate debt by year are as follows:

Year ended December 31:

2007	$4,793,433
2008	330,000
2009	696,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliated Transactions

          We currently sublease our Colorado office by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 872 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302. Mr. Boethling is reimbursed in the approximate amount of $ 1,500 per month for the use of this space.

          We also currently reimburse our vice president and general counsel, Steve Reichert, in the amount of $300 per month for the use of his house as our Minnesota office. As a result, our monthly base rental expense for these U.S. offices is approximately $1,800.

          A company in which Randolph M. Pentel, our Chairman and largest shareholder, has a substantial interests has on occasion provided the use of an aircraft for travel for certain executive officers. We have paid no more and no less than the price of a first class ticket charged by commercial airlines flying to the same destination on those dates. While there is no arrangement or assurance that the use of this aircraft will be made available in the future, if the occasion arises it is expected that the same payment terms will be followed.

          Randolph Pentel has provided the majority of financing to us at interest rates more favorable than those available from unaffiliated third parties. We lacked disinterested directors that could ratify these transactions at the time these transactions were initiated. There is no assurance that such favorable financing will be available to us in the future.

          At the beginning of 2005, we had debt owed to Randolph Pentel under two separate debt instruments:

(1)	$1,100,000 on a non-interest bearing convertible note payable or convertible on demand. That note was converted on February 28, 2005 to 1,375,000 shares of common stock at $.80 per share.

(2)

$753,021 on a note bearing interest at prime +1.00% with a maturity date of October 15, 2006. We increased our borrowings under that note by another $1,648,500, plus accrued interest of $95,535. On December 28, 2005, Mr Pentel converted $800,000 of the debt to 560,000 shares of common stock at $.70 per share, and we repaid $864,351 of principal and interest in cash, leaving a balance at the end of 2005 of $832,705.

          As a condition to the placement of the shares with Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P., Randolph Pentel converted $871,865.89 of debt with all accrued interest owed to him by the Company into 2,179,664 shares of common stock (the “Pentel Shares”) and warrants to purchase another 2,179,664 shares of common stock (the “Pentel Warrant Shares”) having an exercise price of $.90 per share. At the time, this constituted substantially all of the debt owed to Mr. Pentel by the Company.

          On August 31, 2006, Mr. Pentel lent us $1.6 million. The funds were used to retire, in full, our outstanding bank debt to Marshall Bank, NA. The loan agreement with Mr. Pentel provides a maturity date of August 31, 2007, and an interest rate of LIBOR plus 2.0%. The loan agreement also requires us to make monthly principal payments of $13,333 plus accrued interest and a final payment at maturity of all outstanding principal plus interest.

Appointment of Independent Directors and Amendment of Bylaws

          We have successfully appointed three independent directors, Wayne Hoovestol, Scot Malloy and Bruce Nordin. While our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of directors be independent, we have adopted the definition of independence utilized by the NASDAQ National Market. According to NASDAQ an independent director is: (1) a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director; (2) a person who is not currently, nor at any time during the past three years was, employed by the company or by any parent or subsidiary of the company; and (3) a person other than a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service; (4) a person other than director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer; (5) a person other than a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs; (6) a person other than a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity;or (7) a person other than director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years. Our definition of independence can be found at our website www.capsource-financial.com We have amended our Bylaws to require the appointment of at least two independent directors and the approval by independent directors of any future material transactions, loans or forgiveness of loans. As a result of the appointment of three independent directors, we intend to establish a formal audit committee during 2007.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

Exhibit No.	Description

*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
****3.2.1	Amended By-laws
*4.1	Specimen of Common Stock Certificate
***4.2	Registration Rights Agreement between the Company, Randolph M. Pentel, Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.3	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Pentel and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.4	Warrant granted to Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.5	Warrant granted to Pandora Select Partners L.P. dated May 1, 2006
***4.6	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Penntel and Pandora Select Partners L.P. dated May 1, 2006
***4.7	Placement Agent Warrant dated May 1, 2006
******4.8	Warrant granted to Randolph M. Pentel dated May 1, 2006
++4.9	Warrant granted to Public Securities, Inc. as Underwriter, dated August 29, 2003
++5.1	Opinion of Rider Bennett Egan and Arundel LLP
*10.1	Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
++10.1.1	Amendment No. 1 to Employment Agreement between the Company and Fred C. Boethling dated April 21, 2006
*10.2	Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
++10.2.1	Amendment No. 1 to Employment Agreement between the Company and Steven E. Reichert dated April 21, 2006
*10.3	Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
*10.4	CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
*10.5	Form of Warrant Agreement
*10.6	Form of Certificate for Common Stock Purchase Warrants
*****10.7	Hyundai Dealer Agreement
*10.10	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
*10.11	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
**10.12	Employment Agreement dated January 9, 2006 Between Company and Steven J. Kutcher
++10.12.1	Amendment No. 1 to Employment Agreement between the Company and Steven J. Kucher April 21, 2006
***10.13	Securities Purchase Agreement between the Company and Whitebox Intermarket Partners L.P. dated May 1, 2006
***10.14	Securities Purchase Agreement between the Company and Pandora Select Partners L.P. dated May 1, 2006
***10.15	Navistar Wholesale Floor Planning Financing Agreement between CapSource Equipment Company, Inc. and Navistar Financial Corporation, effective May 1, 2006
***10.16	Prime Time Asset Purchase Agreement between the Company and Prime Time Equipment, Inc. dated May 1, 2006
+11.1	Statement Regarding Computation of Per Share Earnings
++21.1	List of Subsidiaries
++23.1	Consent of Gordon, Hughes and Banks, LLP
+23.2	Consent of BDO Hernández Marrón y Cía, S.C.
+31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.2	Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+	Filed herewith
++	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 5, 2006, as amended by the Company’s Amendment No. 1 to Form SB-2 filed January 17, 2007.
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Incorporated by reference to the Company’s Form 8-K filed January 11, 2006
***	Incorporated by reference to the Company’s Form 8-K filed May 5, 2006
****	Incorporated by reference to the Company’s Form 8-K filed May 26, 2006
*****	Incorporated by reference to the Company’s Form 8-K filed September 8, 2006
******	Incorporated by reference to the Company’s Form 8-K filed originally on May 5, 2006, as amended by Amendment No. 1 filed July 14, 2006, as amended by Amendment No. 2 filed January 17, 2007

          The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following fees have been, or will be, billed by Gordon, Hughes & Banks, LLP and BDO Hernández Marrón y Cía., S.C., the Company’s independent auditors for the fiscal years ending December 31, 2006 and December 31, 2005, respectively.

Audit Fees

          The aggregate fees billed or to be billed by Gordon, Hughes & Banks, LLP and BDO Hernández Marrón y Cía., S.C. for services for the fiscal years ended December 31, 2006 and December 31, 2005, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $52,983 and $8,000 for Gordon Hughes & Banks and $176,000 and $125,000 for BDO, respectively.

Audit-Related Fees

          The Company did not incur any audit-related fees for the fiscal years ended December 31, 2006 or December 31, 2005.

Tax Fees

          The Company did not incur any fees with Gordon, Hughes & Banks, LLP or BDO Hernández Marrón y Cía., S.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 or December 31, 2005.

All Other Fees

          The Company did not incur any other fees with Gordon, Hughes & Banks, LLP or BDO Hernández Marrón y Cía., S.C. for the fiscal years ended December 31, 2006 or December 31, 2005.

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

Dated: March 28, 2007

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 28, 2007

Signature	Title

/s/ Randolph M. Pentel

Randolph M. Pentel	Chairman of the Board of Directors

/s/ Fred C. Boethling

Fred C. Boethling	President, Chief Executive Officer and Director

/s/ Steven E. Reichert

Steven E. Reichert	Vice President, General Counsel and Director

/s/ Steven J. Kutcher

Steven J. Kutcher	Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Lynch Grattan

Lynch Grattan	Director

/s/ Wayne Hoovestol

Wayne Hoovestol	Director

/s/ Bruce Nordin

Bruce Nordin	Director

s/s Scot Malloy

Scot Malloy	Director

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

DECEMBER 31, 2006 AND 2005

(With Report of Independent Registered Public Accounting Firm Thereon)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CapSource Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the CapSource Equipment, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 21% of the consolidated total assets as of December 31, 2006, and 14% of the consolidated revenues for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the CapSource Equipment Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1q, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

/s/ BDO Hernández Marrón y Cía., S.C.

México City, Mexico
March 23, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CapSource Financial, Inc.:

We have audited the accompanying balance sheet of CapSource Equipment Company, Inc. as of December 31, 2006, and the related statement of operations, changes in stockholders’ equity and cash flows for the period from May 1, 2006 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapSource Equipment Company, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the eight month period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GORDON HUGHES & BANKS, LLP

Greenwood Village, Colorado
February 28, 2007

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$655,825	$612,790
Rents and accounts receivable, net of allowance for doubtful accounts of $60,392 in 2006 and $12,565 in 2005	1,454,464	795,812
Mexican value-added taxes receivable	1,174,527	10,237
Inventory	13,601,331	1,193,701
Advances to vendors	730,963	891,256
Prepaid insurance and other current assets	77,981	123,278

Total current assets	17,695,091	3,627,074

Property and equipment, net (Note 3)	1,135,051	1,269,752

Other assets	38,494	155,584
Intangible assets, net (Note 2)	431,938	—

Total assets	$19,300,574	$5,052,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,837,829	$532,582
Deposits and advance payments	1,384,201	702,069
Notes payable (Note 6)	3,246,765	2,126,209
Payable to stockholder (Note 7)	1,546,668	832,705

Total current liabilities	16,015,463	4,193,565

Long-term liabilities:
Notes payable (Note 6)	1,026,000	342,000

Total long-term liabilities	1,026,000	342,000

Total liabilities	17,041,463	4,535,565

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 9):
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 20,433,321 and 12,378,657 shares in 2006 and 2005, respectively	204,333	123,787
Additional paid-in capital	15,213,325	11,722,403
Accumulated deficit	(13,158,547)	(11,329,345)

Total stockholders’ equity	2,259,111	516,845

Total liabilities and stockholders’ equity	$19,300,574	$5,052,410

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,

	2006	2005

Sales	$35,726,252	$20,081,151
Rental income from operating leases	502,272	471,909
Other	57,760	55,449

Total revenue	36,286,284	20,608,509

Costs and expenses:
Direct costs of sales	33,580,175	18,933,352
Depreciation and direct costs of trailers under operating leases	354,246	339,385
Selling, general and administrative expenses	3,739,314	2,300,847

Total operating expenses	37,673,735	21,573,584

Operating loss	(1,387,451)	(965,075)

Other expense:
Interest expense	(365,103)	(702,648)
Foreign exchange losses, net	(27,947)	(75,151)

Total other expense, net	(393,050)	(777,799)

Loss before provision for income taxes	(1,780,501)	(1,742,874)

Provision for income taxes	(48,701)	(51,592)

Net loss	$(1,829,202)	$(1,794,466)

Net loss per basic and diluted share	$(0.11)	$(0.16)

Weighted-average number of shares outstanding, basic and diluted	17,367,597	11,060,604

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006 and 2005

	Common stock		Additional paid-in capital		Total stockholders’ equity
				Accumulated deficit
	Shares	Amount

Balance at January 1, 2005	9,860,800	$98,608	$9,830,915	$(9,534,879)	$394,644

Conversion of payable to stockholder into common stock	2,517,857	25,179	1,874,821	—	1,900,000
Discount on convertible notes payable	—	—	16,667	—	16,667
Net loss	—	—	—	(1,794,466)	(1,794,466)

Balance at December 31, 2005	12,378,657	123,787	11,722,403	(11,329,345)	516,845

Common stock issued for cash	5,750,000	57,500	2,242,500	—	2,300,000
Offering costs	—	—	(968,718)	—	(968,718)
Common stock warrants issued for equity placement services	—	—	446,142	—	446,142
Conversion of payable to stockholder into common stock	2,179,664	21,796	850,070	—	871,866
Discount on payable to shareholder	—	—	784,678	—	784,678
Exercise of common stock warrants	125,000	1,250	136,250	—	137,500
Net loss	—	—	—	(1,829,202)	(1,829,202)

Balance at December 31, 2006	20,433,321	$204,333	$15,213,325	$(13,158,547)	$2,259,111

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements Cash Flows

	Years ended December 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,829,202)	$(1,794,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	47,827	9,669
Depreciation and amortization	311,789	252,054
Accretion of discount on convertible notes payable and payable to stockholder	—	19,998
Accretion of discount on payable to stockholder converted to equity prior to maturity	—	353,100
Discount on conversion of stockholder debt	784,678	—
Gain (loss) on disposal of assets	887	(1,577)
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	(1,458,698)	505,337
Inventory	(11,372,281)	(653,871)
Advances to vendors and other current assets	162,453	(69,938)
Accounts payable and accrued expenses	9,073,947	(476,552)
Deposits and advance payments	682,132	610,214
Other assets	117,090	(61,524)

Net cash used in operating activities	(3,479,378)	(1,307,556)

Cash flows from investing activities:
Purchase of acquired business, net of cash	(1,014,290)	—
Purchase of property and equipment	(169,097)	(189,868)
Proceeds from disposition of property and equipment	43,289	159,037

Net cash used in investing activities	(1,140,098)	(30,831)

Cash flows from financing activities:
Proceeds from payable to stockholder	1,630,200	1,744,035
Proceeds from notes payable, credit line and convertible notes payable	6,408,281	1,580,067
Repayment of notes payable, credit line and payable to stockholder	(5,510,178)	(1,584,821)
Proceeds from exercise of commom stock warrants	137,500	—
Proceeds from sale of common stock	2,300,000	—
Payment of offering costs	(303,292)	—

Net cash provided by financing activities	4,662,511	1,739,281

Net increase in cash and cash equivalents	43,035	400,894

Cash and cash equivalents, beginning of the year	612,790	211,896

Cash and cash equivalents, end of the year	$655,825	$612,790

Supplemental cash flow information:
Cash paid for interest	$353,512	$224,106

Cash paid for income taxes	$58,183	$38,155

Stockholder and other debt converted to common stock	$871,766	$1,900,000

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006 and 2005

Notes To Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	(a)	Nature of Operations

CapSource Financial, Inc. (CapSource or the Company) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries (Remolques y Sistemas Aliados de Transportación, S.A. de C.V, or RESALTA, and Rentas y Remolques de Mexico, S.A. de C.V., or REMEX). In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company now operates the acquired business through its wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. The Company operates in one business segment, the sale and lease of trailers, and conducts business in two countries, the United States and Mexico.

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the years ended December 31, 2006 and 2005, respectively, the geographic distribution of the Company’s total revenue and total assets was:

	Year Ended December 31, 2006 $ 000s				Year Ended December 31, 2005 $ 000s

Country	Total Revenue	% of Total	Total Assets	% of Total	Total Revenue	% of Total	Total Assets	% of Total

Mexico	$31,123.2	85.8%	$15,036.6	77.9%	$20,608.5	100.0%	$5,052.4	100.0%
United States	5,163.1	14.2%	4,277.1	22.1%	—	—	—	—

Total	$36,286.3	100.0%	$19,313.7	100.0%	$20,608.5	100.0%	$5,052.4	100.0%

(b)	Liquidity

Since its inception, the Company has generated losses from operations, and as of December 31, 2006, had an accumulated deficit of $13,158,547 and working capital of $1,679,628.

On May 1, 2006, in conjunction with a private equity placement, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000. In addition, the Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock (see Note 7).

Subsequently, on October 30, 2006, the Company sold an additional 750,000 common shares to the investors for $300,000, as they exercised the right to purchase such additional shares pursuant to the private placement agreement.

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a revolving floor plan inventory line of credit of approximately $3,000,000, to finance the purchase of new and used truck trailer inventory in the United

States. The floor plan notes, which bear interest at Prime Rate plus 1.25% (currently 9.50%) for new equipment and Prime Rate plus 1.75% (currently 9.75%) for used equipment, are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On July 1, 2006, the Company’s majority stockholder exercised warrants to purchase 125,000 shares of Company common stock at the exercise price of $1.10 per share, pursuant to the terms of the warrants, resulting in a net increase to stockholders’ equity of $137,500.

On October 23, 2006, the Company and its Mexican operating subsidiary, RESALTA, obtained a floor plan inventory line of credit of $3,600,000, to finance the purchase and sale of new and used truck trailers in Mexico. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.50%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

In addition to new debt and equity financing obtained by the Company, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through March 31, 2007 if needed, by way of additional debt and/or equity contributions.

Management believes that the cash on hand at December 31, 2006, and cash expected to be generated by operations, will provide sufficient operational funds for the next twelve months, and to satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman and/or other major Company investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other major Company investors fail to provide additional financial support to the Company, if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include depreciation rates, allowance for impairment of equipment, residual values of operating leases and leased equipment, allowance for doubtful accounts, income tax valuation allowance and the fair value of beneficial conversion features. Actual results could differ significantly from those estimates.

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

An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of certain past-due accounts, which are in the legal collection process, and deemed to be improbable as to their collection. In addition, a general percentage allowance is provided for all other past-due accounts, based on account aging. Past-due accounts are charged-off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2006 and 2005, the allowance was increased by $47,827 and $9,669, respectively. There were no accounts charged-off against the allowance during the year ended December 31, 2006. Accounts of $6,815 were charged-off against the allowance during the year ended December 31, 2005.

(g)	Mexican Value-Added Tax Receivable

Mexican value-added tax receivable is the excess of the value-added tax paid versus the value added tax collected, which the Company is in the process of collecting as a normal value-added tax refund from the Mexican government.

(h)	Inventory

Inventory represents trailers purchased for resale and is recorded at the lower of cost or market on a first-in first-out basis.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At December 31, 2006 and 2005, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other changes in future periods. At December 31, 2006, the Company had not recognized any impairment of equipment.

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

(m)	Earnings Per Share

The following summarizes the weighted-average common shares issued and outstanding for the three months and years ended December 31, 2006 and 2005:

	YEAR ENDED

	December 31,
	2006	2005

Common and common equivalent shares outstanding at beginning of period	12,378,657	9,860,800
Common shares issued for cash	5,750,000	—
Common shares issued for conversion of debt	2,179,664	2,517,857
Common shares issued for exercise of warrants	125,000	—

Common and common equivalent shares outstanding at end of period	20,433,321	12,378,657

Historical common equivalent shares outstanding at beginning of period	12,378,657	9,860,800
Weighted average common shares issued during period	4,988,940	1,199,804

Weighted average common shares	17,367,597	11,060,604

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

Warrants to purchase 9,276,998 and 937,334 common shares as of December 31, 2006 and 2005, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(n)	Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(o)	Allowance for Impairment

An allowance for impairment is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset’s value, including identifiable intangible assets, is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation/amortization and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed annually at December 31 to determine the adequacy of the allowance for losses. As of December 31, 2006, Company management determined that there was no impairment to the carrying value of inventory and other assets. As of December 31, 2005, Company management determined that there was impairment of approximately $19,000 in the carrying value of inventory. This amount was recognized as cost of trailer sales in the Company’s Statement of Operations for the year ended December 31, 2005.

As stated below in Note 2 of these Notes to Consolidated Financial Statements, on May 1, 2006, in the acquisition of a new subsidiary, the Company acquired certain assets and liabilities, including intangible assets. The Company allocated the acquisition purchase price of the acquired assets and liabilities based on management’s estimate of fair values. The estimated fair value of the intangible assets will be tested for impairment annually, or more frequently when there is an indication that the assets may be impaired.

(p)	Foreign Exchange Reporting

The financial statements of the Company’s Mexican subsidiaries, where the U.S. dollar is the functional currency, include transactions denominated in the local currency, which are remeasured into the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates foreign exchange gains and losses that are included in other expense in the Company’s Statement of Operations.

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

(q)	Stock-Based Compensation

On January 1, 2006, the Company began to measure the cost of its employee stock option plans and other employee stock-based compensation arrangements in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS No. 123R), using the modified prospective method. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) to provide guidance on SFAS 123R. The Company has applied SAB 107 in its adoption of SFAS 123R.

Prior to January 1, 2006, in accordance with APB No. 25, the Company did not recognize compensation expense in association with options or warrants granted at or above the market price of the Company’s common stock at the date of grant. Upon adoption of the new accounting method, the Company uses the prospective transition method, under which financial statements for periods prior to the date of adoption were not adjusted for the change in accounting.

For the year ended December 31, 2006, the Company did not issue any compensation related options or warrants. Therefore, as a result of adopting the new accounting standard, there was no effect on the Company’s net loss for the year then ended.

The following table presents a reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005.

Year Ended December 31 2005

Net loss, as reported	$(1,794,466)
Deduct: SFAS No. 123R pro forma compensation expense	(80,000)

Net loss, pro forma	$(1,874,466)

Loss per share, pro forma	$(0.17)

Loss per share, as reported	$(0.16)

The fair value per share of the compensation related warrants granted in 2005 was $0.46. This fair value was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31 2005

Risk-free interest rate	4.38%
Expected life	5 years
Expected volatility	100.0%
Expected dividend yield	0.0%

(r)	Effects of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, (SFAS No. 155). SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement will be effective for the Company’s year ending December 31, 2007. Company management does not expect this Statement to have a significant impact on the Company’s financial statements.

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”, (SFAS No. 156). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities:

•

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement will be effective for the Company’s year ending December 31, 2007. The Company is currently evaluating the effects this Statement will have on its financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s year ending December 31, 2007, although earlier application is permitted. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the effects this Interpretation will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its year ending December 31, 2006. The adoption of SAB 108 had no impact on the Company’s 2006 financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. This Statement will be effective for the Company’s year ending December 31, 2008. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. Company management does not expect this Statement to have a significant impact on the Company’s financial statements.

(2)	Acquisition

On May 1, 2006, the Company, through its wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation (“CECO”), entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (“Prime Time”), a Fontana, California based authorized California dealer for Hyundai Translead trailers and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the net assets acquired, including identifiable intangible assets, based on Company management’s estimate of the respective fair values at the date of acquisition. Such estimate resulted in a valuation of $498,390 for intangible assets, comprised of a non-competition agreement, and the value of acquired customer lists. As indicated in Note 1(o), above, the fair values of the intangible assets are subject to periodic reviews, at least yearly, for possible impairment to their carrying values.

The Company acquired Prime Time in order to expand its operations into the California market as part of its strategic plan to provide equipment and services along the major transportation corridors to and from Mexico. In addition, the acquisition allows the Company to diversify its concentration in Mexico. The results of Prime Time’s operations have been included in the Company’s consolidated financial statements since May 1, 2006.

The purchase price allocation is as follows (in thousands):

Intangibles:
Non-compete agreement and customer lists	$498.3

Tangible assets acquired:
Accounts receivable	412.0
Inventory	1,035.3
Other assets	24.0

Total assets	1,969.6

Liabilities assumed:
Accrued payable	(93.3)
Short-term debt	(862.0)

Net assets acquired	$1,014.3

Considering the terms of the non-compete agreement and the composition of the customer lists, these intangible assets are amortized over a 5 year period.

Unaudited pro forma results of operations

The unaudited pro forma condensed consolidated results of operations have been derived from the historical financial statements of CapSource Financial, Inc. and Subsidiaries (“CapSource”) and Prime Time Equipment, Inc. (“Prime Time”) and gives effect to the acquisition of the operating assets of Prime Time by CapSource using the purchase method of accounting for business combinations. In addition, the pro forma information includes the effect of the private equity placement made by CapSource to provide funding to allow the acquisition of the operating assets of Prime Time. The Prime Time assets acquired and the liabilities assumed are recorded at fair values. The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2006 and 2005 assume the private equity placement and the acquisition took place on January 1, 2005. The unaudited pro forma condensed consolidated statements of operations may not necessarily be indicative of the actual operating results that would have occurred had the transactions been consummated at the beginning of the periods presented for which such transactions have been given effect, nor are they necessarily indicative of the consolidated results of future periods.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unadited Pro Forma Condensed Consolidated Statement Of Operations
For The Years Ended December 31 2006 And 2005

	2006	2005
Net sales and rental income	$40,384,150	$46,964,955
Net loss	$(1,689,528)	$(1,452,737)
Net loss per basic and diluted common share	$(0.08)	$(0.08)

(3)	Property and Equipment

At December 31, 2006 and 2005, equipment consists of the following:

	2006	2005

Trailer and semi-trailer equipment	$2,036,366	$2,057,285
Vehicles	108,729	68,230
Furniture and computer equipment	156,996	140,557

	2,302,091	2,266,072
Accumulated depreciation	(1,167,040)	(996,320)

Total property and equipment, net	$1,135,051	$1,269,752

(4)	Future Minimum Rental Income

Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2006 are as follows:

Year ending December 31:
2007	$384,447
2008	210,327
2009	71,415
2010	25,021
2011	7,667

$698,877

(5)	Significant Customers and Suppliers

Significant Customers:

The Company’s customers are located in the United States and in Mexico. Revenue from sales and leases are denominated in U.S. dollars. During the years 2006 and 2005, revenue from customers who represent 10% or greater of total revenue are as follows:

Customer	2006	2005

Customer A	$13,299,055	$11,292,195
Customer B	$7,556,201	—

Significant Suppliers:

The Company relies primarily on one major supplier, Hyundai Translead and its Mexican subsidiary, to provide the majority of its new trailer inventory for sale or lease. The Company recently reached agreement with Hyundai Translead to begin selling Hyundai trailers in Texas, in addition to its distribution agreements to sell Hyundai trailers in Mexico and in the western United States. Company management believes that its relationship with Hyundai is excellent, and that its distribution agreements with Hyundai will continue to be renewed on a periodic basis. However, if that relationship were to be terminated, it would have a material adverse effect on the Company’s business. In such a case, if the Company were not able to immediately obtain new trailer inventory from another source, the Company could experience a significant reduction in sales, and related declines in gross profit and operating earnings.

(6)	Notes Payable

At December 31, 2006 and 2005, notes payable consist of unpaid principal and accrued interest, payable at the following rates:

	2006	2005

9.0% notes, due January 5, 2009	$508,280	$504,000
10.0% notes, due January 5, 2008	80,680	80,000
10.0% notes, due January 5, 2007	70,594	70,000
9.0% notes, due January 5, 2009	193,631	192,000
Prime rate(8.25% at 12-31-06) plus 1.0% notes, due Feb 28, 2008	251,964	—
Prime rate(8.25% at 12-31-06) plus 1.0% revolving floor plan notes	2,106,669	—
LIBOR rate(5.33% at 12-31-06) plus 4.17% revolving floor plan notes	1,060,947	—
Prime rate (7.0 at 12-31-05) plus 2.0% bank notes, due August 6, 2006	—	1,622,209

Total notes payable	4,272,765	2,468,209

Less: current portion	(3,246,765)	(2,126,209)

Long-term notes payable, less current portion	$1,026,000	$342,000

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a revolving floor plan inventory line of credit of approximately $3,000,000 from Navistar Financial Corporation, to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.00% (currently 9.25%) for new equipment and Prime Rate plus 1.50% (currently 9.75%) for used equipment, are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company. The line of credit has no stated maturity date.

In addition, on October 23, 2006, the Company and its Mexican operating subsidiary, RESALTA, obtained a revolving floor plan inventory line of credit of $3,600,000 from Financieros Navistar S.A. de C.V. (Mexican subsidiary of Navistar Financial Corporation), to finance the purchase and sale of new and used truck trailers in Mexico. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.50%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company. The line of credit has no stated maturity date.

The floor plan credit lines in both Mexico and in the United States are revolving credit lines with no specific maturity dates. Both the Company and the lenders may cancel the credit lines at any time, by written notice to the other party. The Company may not pledge the financed trailer inventory as security under any other financing agreements, and must notify the lender of any material adverse change in the Company’s business or financial condition. In addition, the Company must maintain the trailer inventory in good condition, and must carry sufficient insurance covering the inventory against such risks usually carried by owners of similar businesses.

Neither Navistar Financial Corporation nor Financieros Navistar S.A. de C.V. is related to the Company’s suppliers of truck trailer inventory. As such, the cash flow associated with the floor plan inventory lines of credit is classified in the Consolidated Statements of Cash Flows as cash flows resulting from financing activities.

(7)	Payable to Stockholder

At December 31, 2006 and 2005, payable to stockholder consists of the following:

	2006	2005

LIBOR rate(5.33% at 12-31-06) plus 2.0% notes, due Aug 31, 2007, unsecured	$1,546,668	$—
Prime rate (7.0 at 12-31-05) plus 1.0% notes, October 15, 2006, unsecured	—	832,705

Total payable to stockholder	1,546,668	832,705

Less: current portion	(1,546,668)	(832,705)

Long-term notes payable, less current portion	$—	$—

In conjunction with the private equity placement on May 1, 2006, the Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,678. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended September 30, 2006.

In August 31, 2006, the Company’s Chairman and largest shareholder loaned $1,600,000 to the Company. The proceeds were used to repay the bank note that was due on August 6, 2006, and extended to August 31, 2006.

Non-cash interest expense recognized for the year ended December 31, 2005 totaled $353,100, related to the amortization of a beneficial conversion feature discount on convertible notes payable to stockholder.

Maturities of the Company’s aggregate debt by year are as follows:

Year ended December 31:

2007	$4,793,433
2008	330,000
2009	696,000

(8)	Income Taxes

Income tax benefit (expense) for the years ended December 31, 2006 and 2005 differ from the amount computed by applying the U.S. federal income tax rate of 34% because of the following:

	2006	2005

Computed expected tax benefit	$605,370	$592,577
Reduction (increase) in income taxes resulting from:
State and local taxes, net of federal benefit and other	51,715	26,143
Alternative foreign tax	(46,644)	(51,592)
Adjustment for changes in enacted tax laws and rates, and the effects of indexation of utilized and expired net operating loss carryforwards	(27,588)	(30,686)
Increase in valuation allowance	(631,554)	(588,034)

Income tax expense	$(48,701)	$(51,592)

Losses before income taxes from U.S. operations were approximately $2,080,300 in 2006 and $1,227,000 in 2005. Income before income taxes from Mexican operations was $299,800 in 2006 and a loss before income taxes of $515,500 in 2005.

The net income tax expense of $48,701 in 2006 and $51,592 in 2005 primarily represents an alternative tax on assets of $46,644 and $51,592 in 2006 and 2005, respectively, incurred by the Company’s Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable earnings. The 2006 income tax expense includes approximately $800 of income tax related to the Company’s U.S. operations and $1,300 of income tax related to the Company’s Mexican operations.

The adjustment for changes to enacted laws and rates resulted from the benefit to the Company’s Mexican operations of indexing the net operating loss carryforwards, partially offset by the reduction to 28% of the Mexican income tax rate being applied to the net operating loss carryforwards, as well as the reduction due to the application and expiration of prior year net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$16,910	$3,644
Accrued expenses and customer advances	650,409	314,496
Net operating loss carryforwards	3,168,097	2,881,855

Total gross deferred tax assets	3,835,416	3,199,995

Deferred tax liabilities:
Prepaid expenses	12,233	8,366

Total gross deferred tax liabilities	12,233	8,366

Less valuation allowance	(3,823,183)	(3,191,629)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $4.8 million, which are available to offset future federal taxable income and expire at various dates from 2017 through 2026. The Company’s Mexican operations had net operating loss carryforwards of approximately $4.4 million that will expire at various dates from 2007 through 2015.

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

The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2006 and 2005, no shares of preferred stock or other classes of common stock have been issued.

On May 1, 2006, the Company increased its equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share (“warrant shares”). In addition, the private placement agreements granted the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for $300,000, for a period of up to 180 days after the private placement date. The investors exercised this right to purchase the additional shares on October 30, 2006, resulting in a total of 5,750,000 shares being issued to the investors in conjunction with the private equity placement. In addition, since the investors exercised this right to purchase additional shares, the number of shares covered by the warrants correspondingly increased to a total of 5,750,000 warrant shares.

In conjunction with the private equity placement on May 1, 2006, the Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and received warrants to purchase another 2,179,664 shares of common stock at an exercise price of $.90 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,678. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended September 30, 2006.

As partial compensation for services, the placement agent that coordinated the private equity placement initially received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares on October 30, 2006. The placement agent warrants to purchase 575,000 shares are immediately exercisable, and have a five-year life. The Company estimated the value of these warrants to be approximately $446,142, using the Black-Scholes option pricing model, under the following assumptions; volatility of 100%, risk free interest rate of 4.99% and expected dividend yield of 0%. The Company recognized the warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the public offering.

Proceeds from the private equity placement totaled $2,300,000, and are offset by cash offering costs of $303,292 incurred in 2006, $81,284 incurred in prior years, and $138,000 pending to be paid as of December 31, 2006, as well as the non-cash offering cost of $446,142 related to the fair value of the placement warrants. The resulting net increase to stockholder equity was $1,777,424. In addition, the conversion of the Company’s debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,678, resulted in a net increase to stockholder equity of $1,656,544. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,433,968.

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

In December 2005, the Company issued warrants to directors to purchase 175,000 shares of common stock at $0.70 per share. These warrants are immediately exercisable and have a five-year life. Prior to January 1, 2006, the Company applied the intrinsic value based method in accounting for stock options, warrants and awards to employees, and qualified awards to non-employee directors. Accordingly, no compensation expense was recorded related to the grant in 2005 as the exercise price of the warrants was equal to the estimated fair value at the issue date.

In addition, in August 2003, the Company issued warrants to a third party to purchase 34,834 shares of common stock at $2.45, as partial compensation for performing underwriting services related to the public stock offering of the Company during 2003. These warrants have a four-year life. The Company estimated the value of these warrants to be approximately $42,000, using the Black-Scholes option pricing model, under the following assumptions; volatility of 110%, risk free interest rate of 2.49% and expected dividend yield of 0%. The Company recognized the warrants as a component of additional paid in capital with a corresponding reduction in additional paid-in capital to reflect this as a cost of the public offering.

In April 2001, in conjunction with a private placement offering to sell its common stock, the Company issued 20,000 A Warrants and 20,000 B Warrants. Each A Warrant was exercisable immediately and for a period of two years from the date of issue into one share of common stock at an exercise price per share of $2.50. As of December 31, 2006, the 20,000 A Warrants have expired. Each B Warrant is exercisable immediately and for a period of five years from the date of issue into one share of common stock at an exercise price per share of $5.00. The Warrants are callable by the Company at $0.05 each.

On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the “Plan”). The Plan provides that options to purchase shares of the Company’s common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company’s common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2006, no options have been issued under the Plan.

The following summarizes information about outstanding warrants at December 31, 2006:

Exercise prices	Number of Warrants Outstanding	Weighted-average Remaining contractual life (in years)	Number of Warrants Exercisable

$0.48	575,000	4.3	575,000
$0.70	175,000	4.0	175,000
$0.80	137,500	3.0	137,500
$0.90	7,929,664	4.3	7,929,664
$1.30	125,000	0.3	125,000
$1.75	300,000	1.5	300,000
$2.45	34,834	0.7	34,834

	9,276,998	4.2	9,276,998

Weighted-average exercise price	$0.91		$0.91

(10)	Commitments and Contingencies

Lease/Rental Obligations:

The Company leases office space and trailer sale facilities under noncancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $270,114 and $153,708 for the years ended December 31, 2006 and 2005, respectively.

Minimum future rental payments required under these leases are as follows:

Year ending December 31:
2007	$203,541
2008	24,000

$227,541

Distribution Contract:

On February 11, 2005, the Company extended its contract with Hyundai Translead to sell and distribute Hyundai trailers in Mexico. The previous agreement expired by its terms in November, 2004. Under the terms of the contact, Hyundai grants the Company’s Mexican subsidiary, RESALTA, the exclusive right to sell Hyundai trailers and parts in Mexico. In addition, Hyundai Translead provides a credit facility of $1,000,000 to facilitate the Company’s inventory of Hyundai trailers in Mexico. The credit facility is guaranteed by a pledge of 1,000,000 shares of Company stock owned by its Chairman Randolph Pentel. The agreement does not require the Company to meet any minimum purchase requirements. The contract expires in November of 2007.

Purchase Commitments:

As of December 31, 2006, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $10,330,800, towards which the Company had made down payments of approximately $698,500. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $9,632,300 upon taking delivery of the trailers. In addition, the Company has placed further, unconfirmed orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2007.

Registration Rights Obligation:

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing such registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also is obligated to have caused such Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month (or any part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of March 23, 2007, the Registration Statement has not been declared effective. The Company will be required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement is delayed, unless the investors waive such fee. The registration rights agreement does not limit the amount of fees that would have to be paid if the effective date of the registration statement is delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. However, Company management anticipates that the registration statement will become effective by April 30, 2007, resulting in a penalty fee of $138,000. This estimated fee is included in Offering costs as reported in the Company’s Consolidated Statement of Stockholders’ Equity as of December 31, 2006. The corresponding liability is included in Accounts payable and accrued expenses as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. Any adjustment to the estimated penalty fee liability resulting from the Registration Statement becoming effective either before or after April 30, 2007, will be reflected in the Company’s Consolidated Statement of Operations for the period in which the adjustment is made.

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