Form 10QSB
period 2007-03-31
CAPSOURCE FINANCIAL INC
filed 2007-05-18
CIK 1173359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 20,433,321 shares of common stock outstanding at May 16, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CapSource Financial, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,235,641	$655,825
Rents and accounts receivable, net	747,881	1,454,464
Mexican value-added taxes receivable	1,206,705	1,174,527
Inventory	15,181,992	13,601,331
Advances to vendors	582,579	730,963
Prepaid insurance and other current assets	61,267	77,981
Total current assets	19,016,065	17,695,091

Property and equipment, net	1,126,832	1,135,051
Other assets	35,292	38,494
Intangible assets, net	407,019	431,938
Total assets	$20,585,208	$19,300,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,461,793	$9,837,829
Deposits for lease/rental	1,252,664	1,384,201
Notes payable and line of credit	3,638,921	3,246,765
Payable to stockholder	1,616,622	1,546,668
Total current liabilities	17,970,000	16,015,463

Long-term liabilities:
Notes payable	696,000	1,026,000
Total long-term liabilities	696,000	1,026,000

Total liabilities	18,666,000	17,041,463

Commitments and contingencies

Stockholders’ equity:
Common stock	204,333	204,333
Additional paid-in capital	15,213,325	15,213,325
Accumulated deficit	(13,498,450)	(13,158,547)
Total stockholders’ equity	1,919,208	2,259,111
Total liabilities and stockholders’ equity	$20,585,208	$19,300,574

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
Net sales and rental income	$10,664,902	$5,494,718
Cost of sales and operating leases	(9,962,082)	(5,024,771)
Gross profit	702,820	469,947
Selling, general and administrative expenses	(895,728)	(575,517)
Operating loss	(192,908)	(105,570)
Interest, net	(106,434)	(78,370)
Foreign exchange loss, net	(18,552)	(22,421)
Loss before income taxes	(317,894)	(206,361)
Income taxes	(22,009)	(22,048)
Net loss	$(339,903)	$(228,409)

Net loss per basic and diluted share	$(0.02)	$(0.02)

Weighted-average shares outstanding, basic and diluted	20,433,321	12,378,657

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(339,903)	$(228,409)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for doubtful accounts	(1,887)	12,586
Depreciation and amortization	84,821	60,403
Gain on disposal of assets	(5,748)	—
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	676,292	(1,502,787)
Inventory	(1,580,661)	(2,464,356)
Advances to vendors and other current assets	160,558	547,633
Accounts payable and accrued expenses	1,623,964	3,352,142
Deposits and advance payments	(131,537)	(416,707)
Other assets	3,201	540
Net cash provided by (used in) operating activities	489,100	(638,955)
Cash flows from investing activities:
Purchase of property and equipment	(53,778)	(106,054)
Proceeds from disposition of property and equipment	12,384	9,310
Net cash used in investing activities	(41,394)	(96,744)
Cash flows from financing activities:
Proceeds from payable to stockholder	109,500	30,200
Proceeds from notes payable and credit line	4,213,368	266,773
Repayment of notes payable, credit line and payable to stockholder	(4,190,758)	(17,500)
Net cash provided by financing activities	132,110	279,473

Net increase (decrease) in cash and cash equivalents	579,816	(456,226)

Cash and cash equivalents, beginning of the period	655,825	612,790
Cash and cash equivalents, end of the period	$1,235,641	$156,564

Supplemental cash flow information:
Cash paid for interest	$119,583	$64,286
Cash paid for income taxes	$11,845	$20,461

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)  Nature of Operations CapSource Financial, Inc. (“CapSource” or the “Company”) is a U.S. corporation with its principal place of business in Boulder, Colorado. CapSource is a holding company that sells and leases dry van and refrigerated truck trailers through its wholly owned Mexican operating subsidiaries. In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company now operates the acquired business through its wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. The Company operates in one business segment, the sale and lease of trailers, and conducts business in the United States and Mexico.

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the three months ended March 31, 2007 and 2006, the geographic distribution of the Company’s net sales was:

	Three Months Ended March 31
	2007		2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$8,689.3	81.5%	$5,494.7	100.0%
United States	1,975.6	18.5%	0.0	0.0%
Total net sales	$10,664.9	100.0%	$5,494.7	100.0%

(2)  Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year, or for any other future period.

The financial statements of the Company’s Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Any transactions denominated in the local currency are remeasured into the U.S. dollar, creating foreign exchange gains or losses that are included in other income (expense).

(3)  Liquidity Since its inception, the Company has generated losses from operations, and as of March 31, 2007 had an accumulated deficit of $13,498,450 and working capital of $1,046,065.

In conjunction with a private equity placement, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000 on May 1, 2006, and an additional 750,000 shares of common stock for $300,000 on October 30, 2006. In addition, on May 1, 2006 the Company’s Chairman and largest stockholder converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock.

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory credit line of approximately $3,000,000 from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory by the Company’s U.S. operations. The credit line was initially utilized in the assumption of $862,000 of acquisition debt. The floor plan notes, which bear interest at Prime rate plus 1.25% (currently 9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company (See Note 5).

On October 23, 2006, the Company obtained a floor plan inventory credit line of $3,600,000 from Navistar Financial Corporation to finance the purchase and sale of new and used truck trailers by the Company’s Mexican operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company (See Note 5).

Company management believes that the cash to be generated by operations, and the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, plus the cash on hand at March 31, 2007 will provide sufficient funds for the next twelve months, and will satisfy obligations as they become due. If the Company experiences occasional cash short-falls, management expects to cover them with funds provided by the Company’s Chairman and/or other major investors. However, until such time that the Company achieves profitability, it will need to seek additional debt and/or equity funding to continue operations. Should the Company’s Chairman or other major Company investors fail to provide additional financial support to the Company if needed, or should the Company be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities. Subsequent to March 31, 2007 and as of May 16, 2007, the Company’s Chairman has advanced the Company an additional $159,400 under a working capital credit line.

(4)  Acquisition On May 1, 2006, the Company purchased substantially all of assets and business of Prime Time Equipment, Inc. (a Fontana, California based authorized California dealer for Hyundai Translead trailers), for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisting of the assumption of certain liabilities that were paid in due course. The total purchase price consideration of $1,970,000 was allocated to the assets acquired, including identifiable intangible assets, based on the Company’s estimate of the respective fair values at the date of acquisition. Such estimates resulted in a valuation $498,390 for intangible assets, comprised of a non-compete agreement and the value of customer lists. The fair values of the intangible assets are subject to periodic reviews, at least annually, for possible impairment of their carrying values.

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

(5)  Inventory, notes payable and credit line The Company funds the purchase of some of its inventory under floor plan credit lines that are secured by specific trailer inventory. As of March 31, 2007 and December 31, 2006, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	March 31, 2007	December 31, 2006
Inventory
Inventory, securitizing floor plan line of credit	$3,336,129	$3,169,902
Inventory, other	11,845,863	10,431,429
Total Inventory	$15,181,992	$13,601,331

Notes payable and line of credit
Floor plan line of credit, secured by inventory	$3,301,050	$3,167,615
Other unsecured notes payable	337,871	79,150
Total notes payable and line of credit	$3,638,921	$3,246,765

(6)  Accounts payable and accrued expenses The Company purchases the majority of its new trailer inventory from Hyundai Translead, under non-interest bearing credit terms allowing payment of the corresponding accounts payable over extended periods. Following is a summary of the Company’s accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$10,617,190	$8,745,911
Other accounts payable and accrued expenses	844,603	1,091,918
Total accounts payable and accrued expenses	$11,461,793	$9,837,829

(7)  Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured.

(8)  Equipment leasing Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, requires that a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company’s leases are classified as operating leases for all of its leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At March 31, 2007, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations.

(9)  Income Taxes Income taxes of $22,009 and $22,048 for the three months ended March 31, 2007 and 2006, respectively, primarily represent an alternative tax on assets incurred by the Company’s Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. The 2007 income tax expense also includes $200 of income tax related to the Company’s U.S. operations.

(10)  Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(11)  Common stock and warrant issuance For the three months ended March 31, 2007 and 2006, the Company did not issue any stock or stock-based awards. Therefore, there is no stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(12)  Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Common and common equivalent shares outstanding-beginning of period	20,433,321	12,378,657
Common and common equivalent shares outstanding - end of period	20,433,321	12,378,657

Historical common equivalent shares outstanding - beginning of period	20,433,321	12,378,657
Weighted average common shares issued during period	—	—

Weighted average common shares outstanding - basic and diluted	20,433,321	12,378,657

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

Warrants to purchase 9,276,998 and 937,334 common shares as of March 31, 2007 and 2006, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(13)  Supplemental balance sheet information

	March 31, 2007	December 31, 2007
Rents and accounts receivable, net
Rents and accounts receivable	$806,386	$1,514,856
Alowance for doubtful accounts	(58,505)	(60,392)
Total rents and accounts receivable, net	$747,881	$1,454,464

Property and equipment, net
Trailer and semi-trailer equipment	$2,070,368	$2,036,366
Vehicles	106,325	108,729
Furniture and computer equipment	160,280	156,996
	2,336,973	2,302,091
Accumulated depreciation	(1,210,141)	(1,167,040)
Total property and equipment, net	$1,126,832	$1,135,051

(14)  Commitments and Contingencies

Purchase Commitments:

As of March 31, 2007, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $8,765,793, towards which the Company had made down payments of $582,579. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $8,183,214 upon taking delivery of the trailers. In addition, the Company has placed orders for delivery during the remainder of 2007 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2007.

Registration Rights Obligation:

In conjunction with the private equity placement that took place on May 1, 2006, the Company is required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing the registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also is obligated to have caused the Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 will result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of May 16, 2007, the Registration Statement has not been declared effective. The Company will be required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement is delayed, unless the investors waive such fee. The registration rights agreement does not limit the amount of fee that would have to be paid if the effective date of the registration statement is delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. The remaining estimated liability of $115,000 is included in accounts payable and accrued expenses as of March 31, 2007. Any adjustment to the penalty fee liability resulting from the Registration Statement becoming effective after May 16, 2007, will be reflected in the Company’s Consolidated Statement of Operations for the period in which the adjustment is made. As of May 16, 2007, Company management anticipates that the Registration Statement will become effective by June 15, 2007, in which case the Company will increase the estimated penalty fee payable by $23,000 during the quarter ending June 30, 2007, with a related charge being reflected in the Company’s Consolidated Statement of Operations for the period then ended.

Effects of Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. The adoption did not have any impact on the Company’s financial statements as of March 31, 2007 or for the three-month period then ended. Company management currently is evaluating the possible impact of this Interpretation on its subsequent financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115”, (SFAS No. 159). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This Statement will be effective for the Company’s year ending December 31, 2008. Company management currently is evaluating the impact this Statement will have on its financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (EITF No. 06-03”). EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company’s accounting policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The corresponding amounts recognized in the consolidated financial statements are not significant.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. However, we are ineligible to rely on the safe harbor provisions for forward looking statements that are contained in the applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

Overview

CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct business through operations of two wholly-owned subsidiaries in Mexico and one wholly-owned subsidiary in the United States.

RESALTA, our Mexican trailer sales/distribution company, is the exclusive authorized Hyundai Translead trailer dealer for all of Mexico.

REMEX, our Mexican lease/rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This structure reduces our foreign exchange risk, transferring it to the lessees.

Prime Time Trailers our U.S. trailer sales/distribution company, has the rights to distribute Hyundai truck trailers in Texas and the southwestern United States. We acquired Prime Time Trailers on May 1, 2006, from Prime Time Equipment, Inc., a California based authorized dealer for Hyundai truck trailers. We now operate the acquired business through our wholly-owned subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers.

Results of Operations

The current consolidated financial statements include the results of Prime Time Trailers, which initiated operations in the United States on May 1, 2006.

Summary of Net Sales and Gross Profit

By Country

(U.S. $ Thousands)

	Three Months Ended March 31
	2007			2006
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$8,689.3	1,975.6	10,664.9	5,494.7	N/A	5,494.7
Cost of sales and operating leases	(8,047.1)	(1,915.0)	(9,962.1)	(5,024.8)	N/A	(5,024.8)
Gross profit	$642.2	60.6	702.8	469.9	N/A	469.9
Margin %	7.4%	3.1%	6.6%	8.6%		8.6%

For the first quarter ended March 31, 2007, our consolidated net sales increased by 94.1% to $10,664,902 compared to $5,494,718 for the same period last year. Net sales is made up of two components: trailer and parts sales, which improved in the first quarter of 2007 by $5,171,755, an increase of 96.6% over the same period of 2006; and lease/rental income, which declined by $1,571, a reduction of 1.1% compared to the same period last year. The trailer/parts sales growth resulted from a 62.8% increase in sales volume in the first quarter of 2007, or $3,450,169, of which $1,474,535 was due to volume growth in our Mexican operations, as well as sales of $1,975,634 contributed by our newly acquired U.S. trailer sales operation. In addition, price increases of approximately 19.8% in our Mexican trailer sales operation added $1,721,586 to the total growth in consolidated net sales. The sales growth in our Mexican operations was driven by our continuing emphasis on expanding sales volume in Mexico. We have continued to concentrate our working capital in trailer inventory and facilities.

Gross profit consists of net sales and rental income less cost of sales and operating leases. For the first quarter ended March 31, 2007, gross profit increased $232,873, or 49.6%, to $702,820 compared to $469,947 for the same period last year. This increase in gross profit was due, in part, to the increase in total sales, partially offset by a reduction in the average gross profit per unit sold. The average gross profit per unit sold declined as a result of pricing pressures by certain high volume, lower margin fleet customers.

Selling, general and administrative expense for the first quarter ended March 31, 2007 was $895,728 compared to $575,517 for the same period last year, an increase of 55.6%. This increase of $320,211 was due in part to selling, general and administrative expenses of approximately $200,000 incurred in our acquired U.S. operation, including $24,920 of amortization expense related to the acquired intangible assets. We also incurred additional expenses in the first quarter of 2007 related to filing the registration statement in conjunction with the private placement that took place in 2006.

Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the first quarter of 2007, we recognized an operating loss of $192,908, compared to $105,570 for the same period last year. This increase of $87,338 in the operating loss resulted from the increase in selling, general and administrative expenses, partially offset by the growth in trailers sales and gross profit.

Net interest expense for the first quarter ended March 31, 2007 was $106,434 compared to $78,370 for the same period last year. This increase of $28,064 resulted from higher debt levels in the first quarter of 2007 related to the growth in our trailer inventory.

Foreign exchange loss, net, was $18,552 in the first quarter ended March 31, 2007 compared to a loss of $22,421 in the same period of 2006. Foreign exchange loss incurred in the first quarter of 2007 was not significantly different from that incurred in the same period of 2006 because the exchange rate fluctuations of the Mexican peso in relation to the U.S. dollar were similar during the same periods of both years.

Income taxes of $22,009 and $22,048 were accrued for the three months ended March 31, 2007 and 2006, respectively. This tax primarily represents an alternative tax on assets, which is an alternative tax incurred by our Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. The 2007 income tax expense also includes $200 of income tax related to our U.S. operations.

Our net loss for the first quarter ended March 31, 2007 was $339,903, or $0.02 per diluted share, compared to a net loss of $228,409, or $0.02 per diluted share for the same period of 2006. The increase of $111,494 in net loss for 2007 resulted from the increases in selling, general and administrative expense and net interest expense, partially offset by the growth in trailer sales and gross profit.

Liquidity and Capital Resources

Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003, and through a private equity placement that took place on May 1, 2006.

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

Net cash provided by operating activities was $489,100 for the first three months of 2007, compared to net cash used in operating activities of $638,955 for the same period last year. Net operating cash provided in the current period increased compared to the same period of last year, primarily due to the increase in accounts payable and accrued expenses and the decrease in rents and accounts receivable, and partially offset by the growth in inventory.

During the three months ended March 31, 2007, we acquired property and equipment of $53,778, which primarily was equipment for the lease/rental pool, offset by proceeds of $12,384 from disposals. This compares to $106,054 and $9,310, respectively, for the three months ended March 31, 2006. As a result, net cash used in investing activities was $41,394 for the three months ended March 31, 2007, compared to $96,744 for the three months ended March 31, 2006.

During the three months ended March 31, 2007 and 2006, we received proceeds from issuance of shareholder debt of $109,500 and $30,200, respectively. In addition, in the same periods we received proceeds from notes payable and credit line of $4,213,368 and $266,773, respectively. The proceeds of $4,213,368 received during the first quarter of 2007 were in conjunction with the floor plan line of credit from Navistar Financial Corporation. During the three months ended March 31, 2007, we repaid debt of $4,190,758, including $4,068,141 against the floor plan line of credit. During the same period of 2006, we repaid debt of $17,500. As a result, net cash provided by financing activities for the three months ended March 31, 2007 and 2006 was $132,110 and $279,473, respectively.

As of March 31, 2007, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $8,765,793, towards which we had made down payments of $582,579. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $8,183,214 upon taking delivery of the trailers. In addition, we have placed orders for delivery during the remainder of 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007. However, as of May 16, 2007, we have scaled back our orders for the remainder of 2007 in order to maintain inventory at reasonable levels.

On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Subsequent to March 31, 2007, and as of May 16, 2007, the Company’s Chairman has advanced the Company an additional $159,400 under a working capital credit line.

Since its inception, the Company has generated losses from operations, and as of March 31, 2007, we had an accumulated deficit of $13,498,450 and working capital of $1,046,065. We believe that the cash on hand as of March 31, 2007, together with the floor plan financing arrangement effective May 1, 2006 and October 23, 2006, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman and/or other major Company investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other major Company investors fail to provide additional financial support to the Company if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

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

PART II - OTHER INFORMATION

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

CAPSOURCE FINANCIAL, INC.
Date: May 16, 2007	By:	/s/ Fred C. Boethling
Fred C. Boethling, President, Chief Executive Officer and Director