Form 10QSB/A
period 2006-06-30
CAPSOURCE FINANCIAL INC
filed 2007-07-26
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2


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

                                EXPLANATORY NOTE

On January 17, 2007, the Company filed Amendment No. 1 to the quarterly report on Form 10-QSB for the period ending June 30, 2006 ("Amendment No. 1"). In addition, on April 20 and 25, 2007, the Company filed Amendments to a registration statement on Form SB-2 (the "Amendments to the Registration Statement"). This Amendment No. 2 to the quarterly report on Form 10-QSB for the period ending June 30, 2006 ("Amendment No. 2"), is being filed in connection with the Company's responses to Securities and Exchange Commission comments to The Amendments to the Registration Statement to restate our June 30, 2006 notes to consolidated financial statements to provide additional information regarding certain transactions.

With this amendment we are restating the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, to correct an error in the classification of transactions involving floor plan lines of credit. We also have included additional information regarding such restatement in Note 3 of the accompanying Notes to Consolidated Financial Statements, as well as disclosure regarding inventory and accounts payable in Notes 5 and 6 of the accompanying Notes to Consolidated Financial Statements. In addition, we have supplemented our discussion in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Amendment No. 2 does not reflect events occurring after the filing of the initial quarterly report. Developments with respect to our business have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the initial quarterly report.




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

     Balance Sheets as of June 30, 2006 and December 31, 2005.................3

     Statements of Operations for the three-month and six-month periods ended June 30, 2006 and 2005.........................................4

     Statements of Cash Flows for the six-month periods ended
         June 30, 2006 and 2005...............................................5

     Notes to Unaudited Condensed Consolidated Financial Statements...........6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................10

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


================================================================================

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                               2006           2005
                                                                            -----------    -----------
                                                                           (AS RESTATED)
Cash flows from operating activities:
   Net loss                                                                 $(1,421,223)   $(1,050,462)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Provision for doubtful accounts                                         11,398         (3,387)
         Depreciation and amortization                                          134,913        128,507
         Accretion of discount on convertible notes payable
            and payable to stockholder                                               --         16,731
         Accretion of discount on payable to stockholder
            converted to equity prior to maturity                                    --        353,100
         Discount on conversion of stockholder debt                             784,679             --
         Loss on disposal of assets                                                  --          2,251
         Changes in operating assets and liabilities, net of
             business acquired:
            Rents and other receivables                                        (654,863)       178,051
            Inventory                                                        (2,507,633)    (4,234,661)
            Advances to vendors and other current assets                        235,337        257,661
            Accounts payable and accrued expenses                             2,149,913      1,882,681
            Deposits and advance payments                                      (489,997)     1,086,322
            Other assets                                                        104,353           (753)
                                                                            -----------    -----------
              Net cash used in operating activities                          (1,653,123)    (1,383,959)
                                                                            -----------    -----------

Cash flows from investing activities:
   Purchase of acquired business, net of cash acquired                       (1,014,290)            --
   Purchase of property and equipment                                          (133,063)       (20,882)
   Proceeds from disposition of property and equipment                           25,080        114,345
                                                                            -----------    -----------
              Net cash (used in) provided by investing activities            (1,122,273)        93,463
                                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from payable to stockholder                                          30,200      1,083,000
   Proceeds from notes payable, credit line and convertible notes payable     1,455,316      1,426,101
   Repayment of notes payable, credit line and payable to stockholder          (669,940)      (973,351)
   Proceeds from sale of common stock                                         2,000,000             --
   Offering costs                                                              (273,292)            --
                                                                            -----------    -----------
              Net cash provided by financing activities                       2,542,284      1,535,750
                                                                            -----------    -----------

              Net (decrease) increase in cash and cash equivalents             (233,112)       245,254
Cash and cash equivalents, beginning of the period                              612,790        211,896
                                                                            -----------    -----------

Cash and cash equivalents, end of the period                                $   379,678    $   457,150
                                                                            ===========    ===========

Supplemental cash flow information:
         Cash paid for interest                                             $   147,083    $    66,291
                                                                            ===========    ===========
         Cash paid for income taxes                                         $    33,892    $    14,732
                                                                            ===========    ===========
         Stockholder debt converted to common stock                         $   871,866    $ 1,100,000
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


The consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been restated for a correction of an error in the classification of transactions involving the inventory floor plan lines of credit. Although on an overall basis the correction did not change the beginning or ending balances of cash and cash equivalents, the previous classification incorrectly reported such credit line activities as cash flows provided by or used in operating activities.

The reconciliation between amounts presented in these restated consolidated statements of cash flows and amounts previously reported is as follows:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    --------------------------
                                                                       2006           2005
                                                                    -----------    -----------
Net cash used in operating activities, as previously reported       ($1,091,052)   ($1,383,959)
Correction of dealer floor plan financing arrangements cash flows      (562,071)            --
                                                                    -----------    -----------
Net cash used in operating activities, as corrected                 ($1,653,123)   ($1,383,959)
                                                                    ===========    ===========

Net cash provided by financing activities, as previously reported   $ 1,980,213    $ 1,535,750
Correction of notes payable cash flows                                  562,071             --
                                                                    -----------    -----------
Net cash provided by financing activities, as corrected             $ 2,542,284    $ 1,535,750
                                                                    ===========    ===========

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
                                   ============    ============    ============    ============


(5) INVENTORY, NOTES PAYABLE AND CREDIT LINE The Company funds the purchase of some of its inventory under floor plan credit lines that are secured by specific trailer inventory. As of June 30, 2006 and December 31, 2005, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

                                                                     JUNE 30,   DECEMBER 31,
                                                                       2006         2005
                                                                    ----------  ------------
INVENTORY
Inventory, securitizing floor plan line of credit                   $1,439,286   $       --
Inventory, other                                                     3,297,397    1,193,701
                                                                    ----------   ----------
   Total Inventory                                                  $4,736,683   $1,193,701
                                                                    ==========   ==========

NOTES PAYABLE, LINE OF CREDIT AND PAYABLE TO STOCKHOLDER
Floor plan line of credit, secured by inventory                     $1,413,463   $       --
Other unsecured notes payable and payable to stockholder             2,693,243    3,300,914
                                                                    ----------   ----------
   Total notes payable, line of credit and payable to stockholder   $4,106,706   $3,300,914
                                                                    ==========   ==========

As reported in the Unaudited Condensed Consolidated Statements of Cash Flows, during the six months ended June 30, 2006 and 2005, the Company received proceeds from notes payable, credit line and payable to stockholder of $1,485,516 and $2,509,101, respectively. The proceeds of $1,485,516 received during the six months ended June 30, 2006 included $1,192,548 in conjunction with the floor plan lines of credit. In addition, on May 1, 2006 the Company assumed floor plan debt of $862,082 as partial consideration for the acquisition that took place on that date (See Note #4). During the six months ended June 30, 2006 and 2005, the Company repaid debt of $669,940 and $973,351, respectively. The debt repayment of $669,940 in the first six months of 2006 included $641,167 against the floor plan lines of credit. In addition, during the six months ended June 30, 2006 and 2005, the Company's majority stockholder converted Company debt of $871,866 and $1,100,000, respectively, into Company common stock (See Note #10).

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES The Company purchases the majority of its new trailer inventory from Hyundai Translead, under non-interest bearing credit terms allowing payment of the corresponding accounts payable over extended periods. Following is a summary of the Company's accounts payable and accrued expenses as of June 30, 2006 and December 31, 2006:

                                                   JUNE 30,   DECEMBER 31,
                                                    2006          2005
                                                  ----------  ------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable to Hyundai Translead             $1,809,598   $       --
Other accounts payable and accrued expenses          966,197      532,582
                                                  ----------   ----------
    Total accounts payable and accrued expenses   $2,775,795   $  532,582
                                                  ==========   ==========

(7) RECOGNITION OF REVENUE FROM EQUIPMENT SALES Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the title to the equipment legally transfers to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is probable.


(8) EQUIPMENT LEASING The Company's leases are classified as operating leases for all of the Company's leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.


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


(9) COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

(10) COMMON STOCK ISSUANCE On May 1, 2006, the Company increased its equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share. In addition, the private placement agreements grant the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for $300,000 for 180 days after May 1, 2006. If the investors exercise this option to purchase additional shares, the number of shares covered by the warrants will correspondingly increase to a total of 5,750,000 warrant shares.

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


(11) EARNINGS PER SHARE The following summarizes the weighted-average common shares issued and outstanding for the three months and six months ended
June 30, 2006 and 2005:


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


(12)  SUPPLEMENTAL BALANCE SHEET INFORMATION


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
                                           ===========    ===========

(13) COMMITMENTS As of June 30, 2006, the Company had placed committed orders to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $9,100,000, towards which the Company had made down payments of $612,161. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $8,490,000 upon taking delivery of the trailers. In addition, we have begun to place orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2007.


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

Liquidity and Capital Resources


                                EXPLANATORY NOTE

In response to comments received from the staff (the "Staff") of the Securities and Exchange Commission (the "SEC") in connection with the Staff's review of our filings of our registration statement on Form SB-2 and subsequent amendments, we are restating our accompanying June 30, 2006 and 2005 condensed consolidated statements of cash flow, to correct an error in the classification of transactions involving the inventory floor plan lines of credit. Although on an overall basis the correction did not change the beginning or ending balances of cash and cash equivalents, the previous classification incorrectly reported such credit line activities as cash flows provided by or used in operating activities. Please refer to Notes 3, 5 and 6 to the accompanying condensed consolidated financial statements for additional information.


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


         Net cash used in operating activities was $1,653,123 for the first six months of 2006, compared to $1,383,959 for the same period last year. Net operating cash used in the current period increased compared to the same period of last year, primarily due to the increase in rents and other receivables and inventory, the increase in net loss this year compared to last year, and the reduction in customer deposits and advance payments, partially offset by the increase in accounts payable and accrued expenses this year, compared to a decrease in the same period last year.


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


         During the six months ended June 30, 2006 and 2005, we received proceeds from issuance of shareholder debt of $30,200 and $1,083,000, respectively. In addition, in the same periods we received proceeds from notes payable and credit line of $1,455,316 and $1,426,101, respectively. The proceeds of $1,455,316 received during the six months ended June 30, 2006 included $1,192,548 in conjunction with the floor plan lines of credit. During the six months ended June 30, 2006 and 2005, we repaid debt of $669,940 and $973,351, respectively. The debt repayment of $669,940 in the first six months of 2006 included $641,167 against the floor plan lines of credit. As a result, net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $2,542,284 and $1,535,750, respectively.


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


                            CAPSOURCE FINANCIAL, INC.



Date: July 25, 2007                 By:  /s/ Fred C. Boethling
                                        ------------------------------------
                                        Fred C. Boethling,
                                        President, Chief Executive Officer
                                        and Director