Form 10QSB/A
period 2006-09-30
CAPSOURCE FINANCIAL INC
filed 2007-07-26
CIK 1173359

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

EXPLANATORY NOTE

On January 17, 2007, the Company filed Amendment No. 1 to the quarterly report on Form 10-QSB for the period ending September 30, 2006 (“Amendment No. 1”). In addition, on April 20 and 25, 2007, the Company filed Amendments to a registration statement on Form SB-2 (the “Amendments to the Registration Statement”). This Amendment No. 2 to the quarterly report on Form 10-QSB for the period ending September 30, 2006 (“Amendment No. 2”), is being filed in connection with the Company’s responses to Securities and Exchange Commission comments to The Amendments to the Registration Statement to restate our September 30, 2006 notes to consolidated financial statements to provide additional information regarding certain transactions.

With this amendment we are restating the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, to correct an error in the classification of transactions involving floor plan lines of credit. We also have included additional information regarding such restatement in Note 3 of the accompanying Notes to Consolidated Financial Statements, as well as disclosure regarding inventory and accounts payable in Notes 5 and 6 of the accompanying Notes to Consolidated Financial Statements. In addition, we have supplemented our discussion in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
	(As restated)
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

The reconciliation between amounts presented in these restated consolidated statements of cash flows and amounts previously reported is as follows:

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in) operating activities, as previously reported	$367,284	$(2,025,731)
Correction of dealer floor plan financing arrangements cash flows	(963,967)	—
Net cash used in operating activities, as corrected	$(596,683)	$(2,025,731)

Net cash provided by financing activities, as previously reported	$2,169,455	$2,000,374
Correction of notes payable cash flows	963,967	—
Net cash provided by financing activities, as corrected	$3,133,422	$2,000,374

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

(5)   Inventory, notes payable and credit line The Company funds the purchase of some of its inventory under floor plan credit lines that are secured by specific trailer inventory. As of September 30, 2006 and December 31, 2005, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	September 30, 2006	December 31, 2005
Inventory
Inventory, securitizing floor plan line of credit	$1,838,225	$—
Inventory, other	5,936,135	1,193,701
Total Inventory	$7,774,360	$1,193,701

Notes payable, line of credit and payable to stockholder
Floor plan line of credit, secured by inventory	$1,826,049	—
Other unsecured notes payable and payable to stockholder	2,734,295	$3,300,914
Total notes payable, line of credit and payable to stockholder	$4,560,344	$3,300,914

As reported in the Unaudited Condensed Consolidated Statements of Cash Flows, during the nine months ended September 30, 2006 and 2005, the Company received proceeds from notes payable, credit line and payable to stockholder of $4,662,242 and $3,039,725, respectively. The proceeds of $4,662,242 received during the nine months ended September 30, 2006 included $2,757,261 in conjunction with the floor plan lines of credit. In addition, on May 1, 2006 the Company assumed floor plan debt of $862,082 as partial consideration for the acquisition that took place on that date (See Note #4). During the nine months ended September 30, 2006 and 2005, the Company repaid debt of $3,393,028 and $1,039,351, respectively. The debt repayment of $3,393,028 in the first nine months of 2006 included $1,793,294 against the floor plan lines of credit. In addition, during the nine months ended September 30, 2006 and 2005, the Company’s majority stockholder converted Company debt of $871,866 and $1,100,000, respectively, into Company common stock (See Note #10).

(6)   Accounts payable and accrued expenses The Company purchases the majority of its new trailer inventory from Hyundai Translead, under non-interest bearing credit terms allowing payment of the corresponding accounts payable over extended periods. Following is a summary of the Company’s accounts payable and accrued expenses as of September 30, 2006 and December 31, 2006:

	September 30, 2006	December 31, 2005
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$3,601,324	$—
Other accounts payable and accrued expenses	1,095,343	532,582
Total accounts payable and accrued expenses	$4,696,667	$532,582

(7)    Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured.

(8)    Equipment leasing The Company’s leases are classified as operating leases for all of the Company’s leases and for all lease activity, as the lease contracts do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee and, accordingly, do not satisfy the criteria to be recognized as capital leases. In determining whether or not a lease qualifies as a capital lease, the Company must consider the estimated value of the equipment at lease termination or residual value.

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

(9)    Income Taxes The income taxes of $3,666 and $36,105 for the three and nine months ended September 30, 2006, respectively, and $18,096 and $39,075, for the same periods of 2005, respectively, represent an alternative tax on assets incurred by the Company’s Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable earnings.

(10)    Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(11)    Common stock and warrant issuance On May 1, 2006, the Company increased its equity through a private equity placement, selling 5,000,000 shares of common stock at $0.40 per share for $2,000,000, together with warrants to purchase another 5,000,000 shares of Company common stock at an exercise price of $0.90 per share (“warrant shares”). In addition, the private placement agreements granted the investors the right to purchase a total of an additional 750,000 shares of common stock at $0.40 per share for $300,000, for a period of up to 180 days after the private placement date. Subsequent to September 30, 2006, the investors exercised this right to purchase the additional shares, resulting in a total of 5,750,000 shares being issued to the investors in conjunction with the private equity placement. In addition, since the investors exercised this right to purchase additional shares, the number of shares covered by the warrants correspondingly increased to a total of 5,750,000 warrant shares.

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

(14)    Commitments and Contingencies As of September 30, 2006, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $15,621,140, towards which the Company had made down payments of $1,337,114. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $14,284,026 upon taking delivery of the trailers. In addition, the Company has begun to place orders for delivery during 2007 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2007.

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

Liquidity and Capital Resources

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our filings of our registration statement on Form SB-2 and subsequent amendments, we are restating our accompanying September 30, 2006 and 2005 condensed consolidated statements of cash flow, to correct an error in the classification of transactions involving the inventory floor plan lines of credit. Although on an overall basis the correction did not change the beginning or ending balances of cash and cash equivalents, the previous classification incorrectly reported such credit line activities as cash flows provided by or used in operating activities. Please refer to Notes 3, 5 and 6 to the accompanying condensed consolidated financial statements for additional information.

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

Net cash used in operating activities was $596,683 for the nine months ended September 30, 2006, compared to $2,025,731 for the same period of 2005. Net operating cash used in the current period decreased compared to the same period of last year, primarily due to increases in accounts payable and accrued expenses and in customer deposits and advance payments, partially offset by increases in rents and accounts receivable and in inventory.

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

During the nine months ended September 30, 2006 and 2005, we received proceeds from issuance of shareholder debt of $1,630,200 and $1,623,000, respectively. In addition, in the same periods we received proceeds from notes payable and credit line of $3,032,042 and $1,416,725, respectively. The proceeds of $3,032,042 received during the nine months ended September 30, 2006 included $2,757,261 in conjunction with the floor plan lines of credit. During the nine months ended September 30, 2006 and 2005, we repaid debt of $3,393,028 and $1,039,351, respectively. The debt repayment of $3,393,028 in the first nine months of 2006 included $1,493,294 against the floor plan lines of credit. As a result, net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $3,133,422 and $2,000,374, respectively.

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