Form 10KSB/A
period 2006-12-31
CAPSOURCE FINANCIAL INC
filed 2007-07-26
CIK 1173359

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

ii

EXPLANATORY NOTE

On April 02, 2007, the Company filed Form 10-KSB for the year ended December 31, 2006 (“10-KSB”). In addition, on April 20 and 25, 2007, the Company filed Amendments to a registration statement on Form SB-2 (the “Amendments to the Registration Statement”). This Amendment No. 1 to the annual report on Form 10-KSB for the year ended December 31, 2006 (“Amendment No. 1”) is being filed in connection with the Company’s responses to Securities and Exchange Commission comments to the Amendments to the Registration Statement to restate its December 31, 2006 and 2005 notes to consolidated financial statements to provide additional information regarding certain transactions.

With this amendment we are restating the accompanying December 31, 2006 and 2005 Notes to Consolidated Financial Statements Nos. 8 and 9 to provide additional disclosure involving inventory, related floor plan lines of credit and accounts payable. We also have supplemented our discussion in Item 6 – Management’s Discussion and Analysis. In addition, we have revised our disclosures in Item 8A – Controls and Procedures.

On July 20, 2007, Wayne Hoovestol resigned as a director, and consequently, will not execute this Amendment No. 1, however all pertinent information regarding him as of December 31, 2006 is contained herein. See our Current Report on Form 8-K filed July 23, 2007.

The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the initial annual report. Developments with respect to our business have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the initial annual report.

iii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

          This Form 10K-SB contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements”. We are inelegible to rely on the safe harbor provisions for forward-looking statements that are contained in applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

LIQUIDITY AND CAPITAL RESOURCES

EXPLANATORY NOTE

In response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our filing of our registration statement on Form SB-2 and subsequent amendments, we are restating our accompanying December 31, 2006 and 2005 notes to consolidated financial statements, to provide additional information regarding transactions involving inventory and related floor plan lines of credit and accounts payable. The additional information does not change any of the accompanying consolidated financial statements. Please refer to Notes 8 and 9 to the accompanying notes to consolidated financial statements for additional information.

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

           Net cash used in operating activities was $3,479,378 for the year ended December 31, 2006, compared to $1,307,556 for the same period of 2005. Net operating cash used in the year ended December 31, 2006 increased compared to the same period of 2005, primarily due to the growth in inventory of $12,407,630 during 2006, and partially offset by the increase in accounts payable of $9,305,247. As our 2006 trailer sales volume increased 74% compared to 2005, we significantly increased our available trailer inventory in order to adequately supply our customers. The associated accounts payable, which have increased relative to the inventory growth, will be paid as the related inventory is sold, or as the balances are financed by the floor plan credit lines.

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

           During the years ended December 31, 2006 and 2005, we received proceeds from the issuance of shareholder debt of $1,630,200 and $1,744,035, respectively. In addition, in the same periods we received proceeds from notes payable and credit line of $6,408,281 and $1,580,067, respectively. The proceeds of $6,408,281 received during the 2006 included $5,793,375 in conjunction with the floor plan lines of credit from Navistar Financial Corporation. During the year ended December 31, 2006, we repaid debt of $5,510,178, including $3,517,555 against the floor plan lines of credit. During the same period of 2005, we repaid debt of $1,584,821. During the year ended December 31, 2006, we received proceeds of $137,500 from the exercise of common stock warrants, and $2,300,000 from the private placement sale of common stock, partially offset by offering costs of $303,292. As a result, net cash provided by financing activities for the year ended December 31, 2006 and 2005 was $4,662,511 and $1,739,281, respectively.

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

          All internal control systems no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the level of reasonable assurance.

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

CapSource Financial, Inc.

Summary Compensation Table
As of 12/31/06

Name & Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Warrant Awards	All other Compensation	Total

Fred C. Boethling,	2006	$180,000	—	—		—	$180,000
CEO and President

Steven E. Reichert,	2006	$150,333	—	—		—	$150,333
VP & GC

Steven J. Kutcher,	2006	$158,667	—	—	—	—	$158,667
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

(3) The address of the named entity is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416. Andrew Redleal holds sole voting and investment control over these common shares and warrants as the managing member of Whitebox Advisors, LLC, which is the managing member of both Pandora Select Advisors, LLC and Whitebox Intermarket Advisors, LLC, the general partners of Pandora Select Partners, L.P., and Whitebox Intermarket Partners, L.P., respectively.

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

Dated: July 25, 2007

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: July 25, 2007

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

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006 and 2005

Notes To Consolidated Financial Statements

Restatement of Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements for the years ended December 31, 2006 and 2005 have been restated to include additional information regarding inventory, accounts payable and floor plan lines of credit. The additional information, which is included in the following Notes 8 and 9, does not change any of the accompanying consolidated financial statements.

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

Maturities of the Company’s aggregate debt by year are as follows:

Year ended December 31:

2007	$4,793,433
2008	330,000
2009	696,000

(8)	Inventory, Notes Payable and Credit Line

The Company funds the purchase of some of its inventory under floor plan credit lines that are secured by specific trailer inventory. As of December 31, 2006 and 2005, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	December 31, 2006	December 31, 2005
Inventory
Inventory, securitizing floor plan line of credit	$3,169,902	$—
Inventory, other	10,431,429	1,193,701
Total Inventory	$13,601,331	$1,193,701

Notes payable and line of credit
Floor plan line of credit, secured by inventory	$3,167,615	$—
Other unsecured notes payable	79,150	2,126,209
Total short-term notes payable and line of credit	$3,246,765	$2,126,209

As reported in the Consolidated Statements of Cash Flows, during the years ended December 31, 2006 and 2005, the Company received proceeds from notes payable, credit line and convertible notes payable of $6,408,281 and $1,580,067, respectively. The proceeds of $6,408,281 received during 2006 included $5,793,375 in conjunction with the floor plan lines of credit. During the years ended December 31, 2006 and 2005, the Company repaid debt of $5,510,178 and $1,584,821, respectively. The debt repayment of $5,510,178 in 2006 included $3,517,555 against the floor plan lines of credit.

(9)	Accounts Payable and Accrued Expenses

The Company purchases the majority of its new trailer inventory from Hyundai Translead, under non-interest bearing credit terms allowing payment of the corresponding accounts payable over extended periods. Following is a summary of the Company’s accounts payable and accrued expenses as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$8,745,911	$—
Other accounts payable and accrued expenses	1,091,918	532,582
Total accounts payable and accrued expenses	$9,837,829	$532,582

(10)	Income Taxes

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

(11)	Common and Preferred Stock

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

The following summarizes information about outstanding warrants at December 31, 2006:

Exercise prices	Number of Warrants Outstanding	Weighted-average Remaining contractual life (in years)	Number of Warrants Exercisable

$0.48	575,000	4.3	575,000
$0.70	175,000	4.0	175,000
$0.80	137,500	3.0	137,500
$0.90	7,929,664	4.3	7,929,664
$1.30	125,000	0.3	125,000
$1.75	300,000	1.5	300,000
$2.45	34,834	0.7	34,834

	9,276,998	4.2	9,276,998

Weighted-average exercise price	$0.91		$0.91

(12)	Commitments and Contingencies

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

(13)	Fair Value of Financial Instruments

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