Form 10KSB/A
period 2006-12-31
CAPSOURCE FINANCIAL INC
filed 2007-08-06
CIK 1173359

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

ii

EXPLANATORY NOTE

On July 26, 2007, the Company filed Amendment No. 1 to Form 10-KSB for the year ended December 31, 2006 (“10-KSB/A-1”). In addition, on July 26, 2007, the Company filed Amendment No. 4 to a registration statement on Form SB-2 (the “Amendment No. 4 to the Registration Statement”). This Amendment No. 2 to the annual report on Form 10-KSB for the year ended December 31, 2006 (“Amendment No. 2”) is being filed in connection with the Company’s responses to Securities and Exchange Commission comments to Amendment No. 4 to the Registration Statement to restate its December 31, 2006 and 2005 notes to consolidated financial statements to provide additional information regarding certain transactions.

With this amendment we are restating the accompanying December 31, 2006 and 2005 Notes to Consolidated Financial Statements Nos. 8 and 9 to provide additional disclosure involving inventory, related floor plan lines of credit and accounts payable.

The information contained in this Amendment No. 2 does not reflect events occurring after the filing of the initial annual report. Developments with respect to our business have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the initial annual report.

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

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

Exhibit No.	Description

*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
****3.2.1	Amended By-laws
*4.1	Specimen of Common Stock Certificate
***4.2	Registration Rights Agreement between the Company, Randolph M. Pentel, Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.3	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Pentel and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.4	Warrant granted to Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.5	Warrant granted to Pandora Select Partners L.P. dated May 1, 2006
***4.6	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Penntel and Pandora Select Partners L.P. dated May 1, 2006
***4.7	Placement Agent Warrant dated May 1, 2006
******4.8	Warrant granted to Randolph M. Pentel dated May 1, 2006
++4.9	Warrant granted to Public Securities, Inc. as Underwriter, dated August 29, 2003
++5.1	Opinion of Rider Bennett Egan and Arundel LLP
*10.1	Employment Agreement dated December 10, 2000 Between Company and Fred C. Boethling
++10.1.1	Amendment No. 1 to Employment Agreement between the Company and Fred C. Boethling dated April 21, 2006
*10.2	Employment Agreement dated December 10, 2000 Between Company and Steven E. Reichert
++10.2.1	Amendment No. 1 to Employment Agreement between the Company and Steven E. Reichert dated April 21, 2006
*10.3	Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
*10.4	CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
*10.5	Form of Warrant Agreement
*10.6	Form of Certificate for Common Stock Purchase Warrants
*****10.7	Hyundai Dealer Agreement
*10.10	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
*10.11	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
**10.12	Employment Agreement dated January 9, 2006 Between Company and Steven J. Kutcher
++10.12.1	Amendment No. 1 to Employment Agreement between the Company and Steven J. Kucher April 21, 2006
***10.13	Securities Purchase Agreement between the Company and Whitebox Intermarket Partners L.P. dated May 1, 2006
***10.14	Securities Purchase Agreement between the Company and Pandora Select Partners L.P. dated May 1, 2006
***10.15	Navistar Wholesale Floor Planning Financing Agreement between CapSource Equipment Company, Inc. and Navistar Financial Corporation, effective May 1, 2006
***10.16	Prime Time Asset Purchase Agreement between the Company and Prime Time Equipment, Inc. dated May 1, 2006
+11.1	Statement Regarding Computation of Per Share Earnings
++21.1	List of Subsidiaries
++23.1	Consent of Gordon, Hughes and Banks, LLP
++23.2	Consent of BDO Hernández Marrón y Cía, S.C.
+31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.2	Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+	Filed herewith
++	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 5, 2006, as amended by the Company’s Amendment No. 1 to Form SB-2 filed January 17, 2007.
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Incorporated by reference to the Company’s Form 8-K filed January 11, 2006
***	Incorporated by reference to the Company’s Form 8-K filed May 5, 2006
****	Incorporated by reference to the Company’s Form 8-K filed May 26, 2006
*****	Incorporated by reference to the Company’s Form 8-K filed September 8, 2006
******	Incorporated by reference to the Company’s Form 8-K filed originally on May 5, 2006, as amended by Amendment No. 1 filed July 14, 2006, as amended by Amendment No. 2 filed January 17, 2007

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

Dated: August 6 , 2007

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling

Fred C. Boethling,
President, Chief Executive Officer
and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: August 6 , 2007

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

The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of December 31, 2006 and 2005, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

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

The Company purchases the majority of its new trailer inventory from Hyundai Translead, which extends payment terms of at least 45 days. In certain cases, when specific inventory is committed for sale to particular customers, Hyundai Translead allows the Company to delay payment in excess of 45 days until such time as the sales of the related inventory to the particular customers have been completed. The credit terms extended to the Company by Hyundai Translead are non-interest bearing and are not secured by inventory. Following is a summary of the Company’s accounts payable and accrued expenses as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$8,745,911	$—
Other accounts payable and accrued expenses	1,091,918	532,582
Total accounts payable and accrued expenses	$9,837,829	$532,582

Other accounts payable and accrued expenses relate primarily to freight, customs/importation fees, and accrued employee termination costs as required under Mexican law.

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