Form 10QSB
period 2007-06-30
CAPSOURCE FINANCIAL INC
filed 2007-08-20
CIK 1173359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.

(Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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

There were 20,433,321 shares of common stock outstanding at August 20, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes   ☐    No  ☒

CapSource Financial, Inc.

Part I - Financial Information

Item 1.  Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$587,991	$655,825
Rents and accounts receivable, net	1,156,672	1,454,464
Mexican value-added taxes receivable	1,481,059	1,174,527
Inventory	16,395,013	13,601,331
Advances to vendors	137,425	730,963
Prepaid insurance and other current assets	106,911	77,981
Total current assets	19,865,071	17,695,091

Property and equipment, net	1,121,473	1,135,051
Other assets	32,705	38,494
Intangible assets, net	382,099	431,938
Total assets	$21,401,348	$19,300,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,048,782	$9,837,829
Deposits for lease/rental	763,927	1,384,201
Notes payable and line of credit	6,508,067	3,246,765
Payable to stockholder	1,775,138	1,546,668
Total current liabilities	19,095,914	16,015,463

Long-term liabilities:
Notes payable	676,000	1,026,000
Total long-term liabilities	676,000	1,026,000

Total liabilities	19,771,914	17,041,463

Commitments and contingencies

Stockholders’ equity:
Common stock	204,333	204,333
Additional paid-in capital	15,213,325	15,213,325
Accumulated deficit	(13,788,224)	(13,158,547)
Total stockholders’ equity	1,629,434	2,259,111
Total liabilities and stockholders’ equity	$21,401,348	$19,300,574

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net sales and rental income	$10,144,315	$4,295,561	$20,809,217	$9,790,279
Cost of sales and operating leases	(9,423,551)	(3,913,365)	(19,385,633)	(8,938,136)
Gross profit	720,764	382,196	1,423,584	852,143
Selling, general and administrative	(822,116)	(1,466,625)	(1,717,844)	(2,042,142)
Operating loss	(101,352)	(1,084,429)	(294,260)	(1,189,999)
Interest, net	(193,148)	(78,890)	(299,582)	(157,260)
Other income (expense), net	23,051	(19,104)	4,499	(41,525)
Loss before income taxes	(271,449)	(1,182,423)	(589,343)	(1,388,784)
Income taxes	(18,325)	(10,391)	(40,334)	(32,439)
Net loss	$(289,774)	$(1,192,814)	$(629,677)	$(1,421,223)

Net loss per basic and diluted share	$(0.01)	$(0.07)	$(0.03)	$(0.10)

Weighted-average shares outstanding, basic and diluted	20,433,321	17,112,501	20,433,321	14,758,656

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	SIX MONTHS ENDED June 30
	2007	2006
Cash flows from operating activities:
Net loss	$(629,677)	$(1,421,223)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Recovery) provision for doubtful accounts	(1,251)	11,398
Depreciation and amortization	144,530	134,913
Gain on disposal of assets	(5,261)	—
Discount on conversion of stockholder debt	—	784,679
Changes in operating assets and liabilities, net of
business acquired:
Rents and other receivables	(7,489)	(654,863)
Inventory	(2,793,682)	(2,507,633)
Advances to vendors and other current assets	560,302	235,337
Accounts payable and accrued expenses	210,953	2,149,913
Deposits and advance payments	(620,274)	(489,997)
Other assets	5,788	104,353
Net cash used in operating activities	(3,136,061)	(1,653,123)

Cash flows from investing activities:
Purchase of acquired business, net of cash acquired	—	(1,014,290)
Purchase of property and equipment	(124,340)	(133,063)
Proceeds from disposition of property and equipment	52,795	25,080
Net cash used in investing activities	(71,545)	(1,122,273)

Cash flows from financing activities:
Proceeds from payable to stockholder	302,693	30,200
Proceeds from notes payable and credit line	9,914,664	1,455,316
Repayment of notes payable, credit line and payable to stockholder	(7,077,585)	(669,940)
Proceeds from sale of common stock	—	2,000,000
Offering costs	—	(273,292)
Net cash provided by financing activities	3,139,772	2,542,284

Net decrease in cash and cash equivalents	(67,834)	(233,112)
Cash and cash equivalents, beginning of the period	655,825	612,790

Cash and cash equivalents, end of the period	$587,991	$379,678

Supplemental cash flow information:
Cash paid for interest	$279,229	$147,083
Cash paid for income taxes	$23,927	$33,892
Stockholder debt converted to common stock	$—	$871,866

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

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the three months and six months ended June 30, 2007 and 2006, the geographic distribution of the Company’s net sales was:

	Three Months Ended June 30
	2007		2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$8,077.5	79.6%	$3,539.3	82.4%
United States	2,066.8	20.4%	756.2	17.6%
Total net sales	$10,144.3	100.0%	$4,295.5	100.0%

	Six Months Ended June 30
	2007		2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$16,766.8	80.6%	$9,034.0	92.3%
United States	4,042.4	19.4%	756.3	7.7%
Total net sales	$20,809.2	100.0%	$9,790.3	100.0%

(2)   Basis of presentation   The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, as amended. The results of operations for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year, or for any other future period.

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

(3)   Liquidity   Since its inception, the Company has generated losses from operations, and as of June 30, 2007 had an accumulated deficit of $13,788,224 and working capital of $769,157.

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

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory credit line of approximately $3.0 million (increased to $3.5 million on May 1, 2007) from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory by the Company’s U.S. operations. The credit line was initially utilized in the assumption of $862,000 of acquisition debt. The floor plan notes, which bear interest at Prime rate plus 1.25% (currently 9.5%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company (See Note 5).

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

To satisfy the Company’s liquidity needs, Randy Pentel, the Company’s Chairman of the Board, from time to time has made unsecured loans to the Company. During the six months ended June 30, 2007, Mr. Pentel loaned the Company $302,693. As of June 30, 2007, the outstanding loans by him to the Company, classified as short-term debt, totaled $1,775,138. Total interest expense on the Pentel loans was approximately $61,200 for the six months ended June 30, 2007. As of June 30, 2007, total accrued interest on the Pentel loans was approximately $5,800. The Company repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the six months ended June 30, 2007. Subsequent to June 30, 2007 and as of August 20, 2007, Mr. Pentel loaned the Company an additional $75,000. In addition, two other major investors loaned a total of $300,000 to the Company under a term loan.

Company Management believes that the cash to be generated by operations, and the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, plus the cash on hand at June 30, 2007, as well as additional short-term funding expected from the Company’s Chairman and other major Company investors, will provide sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, Management believes that satisfying capital requirements will require additional debt/equity funding, as well as successful growth in the Company’s U.S. operations.

The Company is seeking additional long-term debt and/or equity funding to continue operations. Should the Company be unsuccessful in growing its U.S. operations, and should the Company’s Chairman or other major Company investors fail to provide additional funding, if needed, to sustain the Company’s working capital requirements, and/or should the Company be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

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

(5)   Inventory, notes payable and credit line   The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of June 30, 2007 and December 31, 2006, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	June 30, 2007	December 31, 2006
Inventory
Inventory, securitizing floor plan line of credit	$6,649,702	$3,169,902
Inventory, other	9,745,311	10,431,429
Total Inventory	$16,395,013	$13,601,331

Notes payable, line of credit and payable to stockholder
Floor plan line of credit, secured by inventory	$5,899,026	$3,167,615
Other unsecured notes payable and payable to stockholder	3,060,179	2,651,818
Total notes payable, line of credit and payable to stockholder	$8,959,205	$5,819,433

As reported in the Unaudited Condensed Consolidated Statements of Cash Flows, during the six months ended June 30, 2007 and 2006, the Company received proceeds from notes payable and credit line of $9,914,664 and $1,455,316, respectively, which included $9,631,210 and $1,192,548, respectively, in conjunction with the floor plan lines of credit. During the six months ended June 30, 2007 and 2006, the Company repaid debt of $7,077,585 and $669,940, respectively, which included repayments of $6,870,086 and $641,167, respectively, against the floor plan lines of credit. In addition, during the six months ended June 30, 2006, the Company’s majority stockholder converted Company debt of $871,866 into Company common stock.

(6)   Accounts payable and accrued expenses   The Company purchases the majority of its new trailer inventory from Hyundai Translead, which extends payment terms of at least 45 days. In certain cases, when specific inventory is committed for sale to particular customers, Hyundai Translead allows the Company to delay payment beyond 45 days until such time as the sales of the related inventory to the particular customers have been completed. The credit terms extended to the Company by Hyundai Translead are non-interest bearing and are not secured by inventory. Following is a summary of the Company’s accounts payable and accrued expenses as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$9,053,520	$8,745,911
Other accounts payable and accrued expenses	995,262	1,091,918
Total accounts payable and accrued expenses	$10,048,782	$9,837,829

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

The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At June 30, 2007, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations.

(9)   Income Taxes   Income taxes of $40,334 and $32,439 for the six months ended June 30, 2007 and 2006, respectively, primarily represent an alternative tax on assets incurred by the Company’s Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. The 2007 income tax expense also includes $400 of income tax related to the Company’s U.S. operations.

(10)   Comprehensive income (loss)   Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(11)   Common stock and warrant issuance   For the six months ended June 30, 2007 and 2006, the Company did not issue any stock or stock-based awards. Therefore, there is no stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods were fully vested as of the issuance date, except for warrants to purchase 34,834 shares of Company common stock at $2.45 per share, which vested to the holder on August 29, 2004.

(12)   Earnings per share   The following summarizes the weighted-average common shares issued and outstanding for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Common and common equivalent shares
outstanding – beginning of period	20,433,321	12,378,657	20,433,321	12,378,657
Common shares issued for sale of common stock	—	5,000,000	—	5,000,000
Common shares issued for conversion of debt	—	2,179,664	—	2,179,664
Common and common equivalent
shares outstanding – end of period	20,433,321	19,558,321	20,433,321	19,558,321

Historical common equivalent shares
outstanding – beginning of period	20,433,321	12,378,657	20,433,321	12,378,657
Weighted average common shares issued during period	—	4,733,844	—	2,379,999

Weighted average common shares
outstanding – basic and diluted	20,433,321	17,112,501	20,433,321	14,758,656

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

Warrants to purchase 9,151,998 and 9,076,998 common shares as of June 30, 2007 and 2006, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(13)	Supplemental balance sheet information

	June 30, 2007	December 31, 2006
Rents and accounts receivable, net
Rents and accounts receivable	$1,215,813	$1,514,856
Alowance for doubtful accounts	(59,141)	(60,392)
Total rents and accounts receivable, net	$1,156,672	$1,454,464

Property and equipment, net
Trailer and semi-trailer equipment	$2,043,773	$2,036,366
Vehicles	107,895	108,729
Furniture and computer equipment	163,195	156,996
	2,314,863	2,302,091
Accumulated depreciation	(1,193,390)	(1,167,040)
Total property and equipment, net	$1,121,473	$1,135,051

(14)	Commitments and Contingencies

Purchase Commitments:

As of June 30, 2007, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $6,843,836, towards which the Company had made down payments of $117,296. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $6,726,540 upon taking delivery of the trailers.

Registration Rights Obligation:

In conjunction with the private equity placement that took place on May 1, 2006, the Company was required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing the registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also was obligated to have caused the Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 resulted in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of August 13, 2007, the Registration Statement was declared effective. The Company is required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waive such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company has increased the penalty fee payable by $69,000 during the quarter ending June 30, 2007, with a related charge being reflected in the Company’s Consolidated Statement of Operations for the period then ended. The remaining estimated liability of $184,000 is included in accounts payable and accrued expenses as of June 30, 2007.

Effects of Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. The adoption did not have any impact on the Company’s financial statements as of June 30, 2007 or for the six-month period then ended. Company management currently is evaluating the possible impact of this Interpretation on its subsequent financial statements.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements.” We are ineligible to rely on the safe harbor provisions for forward-looking statements that are contained in applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

Summary of Net Sales and Gross Profit

By Country

(U.S. $ Thousands)

	Three Months Ended June 30
		2007			2006
		United			United
	Mexico	States	Total	Mexico	States	Total
Net sales and rental income	$8,077.5	2,066.8	10,144.3	3,539.4	756.2	4,295.6
Cost of sales and operating leases	(7,373.2)	(2,050.3)	(9,423.5)	(3,212.5)	(700.9)	(3,913.4)
Gross profit	$704.3	16.5	720.8	326.9	55.3	382.2
Margin %	8.7%	0.8%	7.1%	9.2%	7.3%	8.9%

	Six Months Ended June 30
		2007			2006
		United			United
	Mexico	States	Total	Mexico	States	Total
Net sales and rental income	$16,766.8	4,042.4	20,809.2	9,034.1	756.2	9,790.3
Cost of sales and operating lease	(15,420.3)	(3,965.3)	(19,385.6)	(8,237.2)	(700.9)	(8,938.1)
Gross profit	$1,346.5	77.1	1,423.6	796.9	55.3	852.2
Margin %	8.0%	1.9%	6.8%	8.8%	7.3%	8.7%

For the second quarter ended June 30, 2007, our consolidated net sales increased by 136.2%, or $5,848,754, to $10,144,315 compared to $4,295,561 for the same period last year. Net sales is made up of two components: trailer and parts sales, which improved in the second quarter of 2007 by $5,855,993, an increase of 141.0% over the same period of 2006; and lease/rental income, which declined by $7,239, a reduction of 5.1% compared to the same period last year. Trailer/parts sales increased $4,545,464 during the second quarter of 2007 in our Mexican operations, which was driven by our continuing emphasis on expanding sales volume in Mexico. In addition, our newly acquired U.S. operations generated trailer/parts sales of $2,066,767 in the second quarter of 2007, an increase of $1,310,529 over the same period of 2006. We began our U.S. operations on May 1, 2006, and as such, the 2007 improvement of 173.3% over 2006 sales is due, in part, to the short-period of two months that we operated the business in 2006.

For the six months ended June 30, 2007, our consolidated net sales grew by 112.6% to $20,809,217 compared to $9,790,279 for the same period of 2006. This increase resulted from a 70.9% growth in sales volume in 2007, or $6,942,702, of which $4,547,948 was due to increased sales volume in our Mexican operations, as well as sales volume improvement of $2,394,754 in our U.S. operations. In addition, price increases of approximately 20% in both our U.S. and Mexican operations added $4,076,236 to the total growth in consolidate net sales. These price increases were driven principally by our need to raise prices to offset significant increases in the costs to acquire both new and used trailers. We have continued to concentrate our working capital in trailer inventory and facilities.

Gross profit consists of net sales and rental income less cost of sales and operating leases. For the second quarter ended June 30, 2007, gross profit increased $338,568, or 88.6%, to $720,764 compared to $382,196 for the same period of 2006. This increase in gross profit was due, in part, to the increase in total sales, partially offset by a reduction in the average gross profit per unit sold. The decline in average gross profit per unit was the result of pricing pressures by certain high volume, lower margin fleet customers.

For the six months ended June 30, 2007, gross profit increased $571,441, or 67.1%, to $1,423,584 compared to $852,143 for the same period of 2006. This improvement resulted from the increase in sales, partially offset by the decline in average gross profit per unit.

Selling, general and administrative expense for the second quarter ended June 30, 2007 was $822,116 compared to $1,466,625 for the same period of 2006. The 2006 expense included a one-time, non-cash charge of $784,679 related to the discount on the conversion of shareholder debt. Excluding the one-time charge in 2006, selling, general and administrative expense for the quarter ended June 30, 2007 increased $140,170 compared to $681,946 for the same period of 2006. This increase was due in part to growth during 2007 of approximately $60,000 in selling, general and administrative expense of our acquired U.S. operations. In addition, in the second quarter of 2007, we incurred a $69,000 penalty expense due to the delay the Company experienced in having the registration statement declared effective in connection with the private placement that took place in 2006.

For the six months ended June 30, 2007, selling, general and administrative expense was $1,717,844 compared to $2,042,142 for the same period of 2006. Excluding the one-time charge of $784,679 in 2006, selling, general and administrative expense for the six months ended June 30, 2007 increased by $460,381 compared to $1,257,463 for the same period of 2006. This increase was due in part to growth in 2007 of approximately $260,000 in selling, general and administrative expense of our acquired U.S. operations. We also incurred additional expenses in the first six months of 2007 related to filing the registration statement in connection with the private placement that took place in 2006, including legal expenses and the penalty expense of $69,000 due to the delay the Company experienced in having the registration statement declared effective.

Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the second quarter of 2007, we recognized an operating loss of $101,352, compared to $1,084,429 for the same period of 2006. Excluding the one-time charge of $784,679 in 2006, operating loss in the second quarter of 2007 declined by $198,398 compared to $299,750 for the same period of 2006. This improvement resulted from the increase in sales and gross profit, partially offset by the increase in selling, general and administrative expense.

For the six months ended June 30, 2007, we recognized an operating loss of $294,260, compared to $1,189,999 for the same period of 2006. Excluding the one-time charge of $784,679 in 2006, operating loss for the first six months of 2007 declined by $111,060 compared to $405,320 for the same period of 2006. This improvement resulted from the increase in sales and gross profit, partially offset by the increase in selling, general and administrative expense.

Net interest expense for the second quarter and six months ended June 30, 2007 was $193,148 and $299,582, respectively, compared to $78,890 and $157,260, respectively, for the same periods of 2006. These increases of $114,258 and $142,322, respectively, resulted from higher debt levels in 2007 related to the increase in floor plan credit line debt utilized to finance growth in our trailer inventory.

Other income/(expense), net, which is primarily foreign exchange gains/(loss), was a gain of $23,051 and a gain of $4,499 in the second quarter and six months ended June 30, 2007, respectively, compared to a loss of $19,104 and a loss of $41,525, respectively, for the same periods of 2006. Foreign exchange gain/(loss) improved in the second quarter and six months ended June 30, 2007 compared to the same periods of 2006, primarily because the exchange rate of the US dollar in relation to the Mexican peso strengthened during the first six months of 2007, versus a weakening of the US dollar during the same period of 2006.

Income taxes of $18,325 and $40,334 were accrued for the three months and six months ended June 30, 2007, respectively, compared to $10,391 and $32,439, respectively, for the same periods of 2006. This tax primarily represents an alternative tax on assets, which is an alternative tax incurred by our Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. Income taxes also include income tax of $200 and $400, respectively, related to our U.S. operations for the three months and six months ended June 30, 2007, respectively.

Our net loss for the second quarter ended June 30, 2007 was $289,774, or $0.01 per diluted share, compared to a net loss of $1,192,814, or $0.07 per diluted share for the same period of 2006. This improvement of $903,040 in net loss includes the impact of increased sales and gross profit, partially offset by the increases in selling, general and administrative expense and net interest expense. In addition, net loss in 2006 includes the one-time charge of $784,679.

Our net loss for the six months ended June 30, 2007 was $629,677, or $0.03 per diluted share, compared to a net loss of $1,421,223, or $0.10 per diluted share for the same period of 2006. This improvement of $791,546 in net loss includes the impact of increased sales and gross profit, partially offset by the increases in selling, general and administrative expense and net interest expense. In addition, net loss in 2006 includes the one-time charge of $784,679.

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

Net cash used in operating activities was $3,136,061 for the first six months of 2007, compared to $1,653,123 for the same period of 2006. Net operating cash used in the six months ended June 30, 2007 increased compared to the same period of 2006, primarily due to the growth in inventory of $2,793,682 in 2007 partially offset by the increase in accounts payable of $212,972. In the same period of 2006, inventory grew by $2,507,633 but was offset by the increase in accounts payable of $2,149,913. As our trailer sales volume has increased, we have significantly increased our available trailer inventory in order to adequately supply our customers.

During the six months ended June 30, 2007, we acquired property and equipment of $124,340, which primarily was equipment for the lease/rental pool, offset by proceeds of $52,795 from disposals. This compares to $133,063 and $25,080, respectively, for the six months ended June 30, 2006. In addition, during the six months ended June 30, 2006, we acquired the net operating assets of Prime Time Equipment Company, Inc. for a net cash disbursement of $1,014,290. As a result, net cash used in investing activities was $71,545 for the six months ended June 30, 2007, compared to $1,122,273 for the six months ended June 30, 2006.

During the six months ended June 30, 2007 and 2006, we received proceeds from issuance of shareholder debt of $302,693 and $30,200, respectively. In addition, during the same periods, we received proceeds from notes payable and credit line of $9,914,664 and $1,455,316, respectively, which included $9,631,210 and $1,192,548, respectively, in conjunction with the floor plan lines of credit from Navistar Financial Corporation. During the six months ended June 30, 2007, we repaid debt of $7,077,585 and $669,940, respectively, including repayments of $6,870,086 and $641,167, respectively, against the floor plan lines of credit. In addition, during the six months ended June 30, 2006, we received proceeds of $2,000,000 from the sale of common stock, which was partially offset by offering costs of $273,292. As a result, net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $3,139,772 and $2,542,284, respectively.

On May 1, 2006, the Company’s Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

As of June 30, 2007, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $6,843,836, towards which we had made down payments of $117,296. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $6,726,540 upon taking delivery of the trailers. We increased our inventory levels during the first six months of 2007, in order to ensure an uninterrupted supply sufficient to meet customer demand. We have now scaled back our orders for the remainder of 2007 in order to maintain inventory at reasonable levels.

On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. To satisfy our needs for liquidity, Randy Pentel, our Chairman of the Board, from time to time has made unsecured loans to the Company. During the six months ended June 30, 2007, Mr. Pentel loaned the Company $302,693. As of June 30, 2007, the outstanding loans by him to the Company, classified as short-term debt, totaled $1,775,138. Total interest expense on the Pentel loans was approximately $61,200 for the six months ended June 30, 2007. As of June 30, 2007, total accrued interest on the Pentel loans was approximately $5,800. We repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the six months ended June 30, 2007. Subsequent to June 30, 2007 and as of August 20, 2007, Mr. Pentel loaned the Company an additional $75,000. In addition, two other major investors loaned a total of $300,000 to the Company under a term loan.

Since its inception, the Company has generated losses from operations, and as of June 30, 2007, we had an accumulated deficit of $13,788,224 and working capital of $769,157. We believe that the cash to be generated by operations, and the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, plus the cash on hand at June 30, 2007, as well as additional short-term funding expected from the Company’s Chairman and other Company investors, will provide sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, we believe that satisfying capital requirements will require additional debt/equity funding, as well as successful growth in our U.S. operations.

We are seeking additional long-term debt and/or equity funding to continue operations. Should we be unsuccessful in growing our U.S. operations, and should our Chairman or other major Company investors fail to provide additional funding, if needed, to sustain the Company’s working capital requirements, and/or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  EFAULTS UPON SENIOR SECURITIES

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

CAPSOURCE FINANCIAL, INC.

Date: August 20, 2007	By:	/s/ Fred C. Boethling
Fred C. Boethling, President, Chief Executive Officer and Director