Form 10QSB
period 2007-09-30
CAPSOURCE FINANCIAL INC
filed 2007-11-19
CIK 1173359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.

(Name of Small Business Issuer as Specified in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

There were 20,433,321 shares of common stock outstanding at November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CapSource Financial, Inc.

Part I - Financial Information

Item 1. Unaudited Condensed, Consolidated Financial Statements

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$687,210	$655,825
Rents and accounts receivable, net	3,740,339	1,454,464
Mexican value-added taxes receivable	1,188,443	1,174,527
Inventory	13,429,928	13,601,331
Advances to vendors	32,563	730,963
Prepaid insurance and other current assets	96,081	77,981

Total current assets	19,174,564	17,695,091

Property and equipment, net	1,142,878	1,135,051
Other assets	29,382	38,494
Intangible assets, net	357,180	431,938

Total assets	$20,704,004	$19,300,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,972,396	$9,837,829
Deposits for lease/rental	426,070	1,384,201
Notes payable and line of credit	10,096,534	3,246,765
Payable to stockholder	1,997,363	1,546,668

Total current liabilities	18,492,363	16,015,463

Long-term liabilities:
Notes payable	1,053,923	1,026,000

Total long-term liabilities	1,053,923	1,026,000

Total liabilities	19,546,286	17,041,463

Commitments and contingencies

Stockholders’ equity:
Common stock	204,333	204,333
Additional paid-in capital	15,213,325	15,213,325
Accumulated deficit	(14,259,940)	(13,158,547)

Total stockholders’ equity	1,157,718	2,259,111

Total liabilities and stockholders’ equity	$20,704,004	$19,300,574

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net sales and rental income	$14,187,425	$10,969,188	$34,996,642	$20,759,467
Cost of sales and operating leases	(13,381,266)	(10,310,492)	(32,766,899)	(19,248,628)

Gross profit	806,159	658,696	2,229,743	1,510,839
Selling, general and administrative	(776,499)	(760,467)	(2,494,343)	(2,802,609)

Operating income(loss)	29,660	(101,771)	(264,600)	(1,291,770)
Interest, net	(413,710)	(92,475)	(713,292)	(249,735)
Other (expense) income, net	(72,429)	6,131	(67,930)	(35,394)

Loss before income taxes	(456,479)	(188,115)	(1,045,822)	(1,576,899)
Income taxes	(15,237)	(3,666)	(55,571)	(36,105)

Net loss	$(471,716)	$(191,781)	$(1,101,393)	$(1,613,004)

Net loss per basic and diluted share	$(0.02)	$(0.01)	$(0.05)	$(0.10)

Weighted-average shares outstanding, basic and diluted	20,433,321	19,679,245	20,433,321	16,416,877

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	NINE MONTHS ENDED September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,101,393)	$(1,613,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	57,890	44,602
Depreciation and amortization	227,149	217,317
Gain on disposal of assets	(6,564)	—
Discount on conversion of stockholder debt	—	784,679
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	(2,357,681)	(1,963,561)
Inventory	171,403	(5,545,310)
Advances to vendors and other current assets	676,014	(486,032)
Accounts payable and accrued expenses	(3,865,433)	4,070,785
Deposits and advance payments	(958,131)	3,786,251
Other assets	9,111	107,590

Net cash used in operating activities	(7,147,635)	(596,683)

Cash flows from investing activities:
Purchase of acquired business, net of cash acquired	—	(1,014,290)
Purchase of property and equipment	(214,162)	(138,960)
Proceeds from disposition of property and equipment	64,795	15,770

Net cash used in investing activities	(149,367)	(1,137,480)

Cash flows from financing activities:
Proceeds from payable to stockholder	830,694	1,630,200
Proceeds from notes payable and credit line	19,272,683	3,032,042
Repayment of notes payable, credit line and payable to stockholder	(12,774,990)	(3,393,028)
Proceeds from exercise of common stock warrants		137,500
Proceeds from sale of common stock	—	2,000,000
Offering costs	—	(273,292)

Net cash provided by financing activities	7,328,387	3,133,422

Net increase in cash and cash equivalents	31,385	1,399,259
Cash and cash equivalents, beginning of the period	655,825	612,790

Cash and cash equivalents, end of the period	$687,210	$2,012,049

Supplemental cash flow information:
Cash paid for interest	$626,117	$226,836

Cash paid for income taxes	$32,594	$45,581

Stockholder debt converted to common stock	$—	$871,866

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

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the three months and nine months ended September 30, 2007 and 2006, the geographic distribution of the Company’s net sales was:

	Three Months Ended September 30
	2007		2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$11,879.5	83.7%	$9,171.5	83.6%
United States	2,307.9	16.3%	1,797.7	16.4%
Total net sales	$14,187.4	100.0%	$10,969.2	100.0%

	Nine Months Ended September 30
	2007		2006
Country	Net Sales and Rental Income	% of Total	Net Sales and Rental Income	% of Total
Mexico	$28,646.3	81.9%	$18,205.6	87.7%
United States	6,350.3	18.1%	2,553.9	12.3%
Total net sales	$34,996.6	100.0%	$20,759.5	100.0%

(2) Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year, or for any other future period.

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

(3) Liquidity Since its inception, the Company has generated losses from operations, and as of September 30, 2007 had an accumulated deficit of $14,259,940 and working capital of $682,201.

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

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory credit line of approximately $3.0 million (increased to $3.5 million on May 1, 2007) from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory by the Company’s U.S. operations. The credit line was initially utilized in the assumption of $862,000 of acquisition debt. The floor plan notes, which bear interest at Prime rate plus 1.25% (9.0% as of September 30, 2007), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company (See Note 5).

On October 23, 2006, the Company obtained a floor plan inventory credit line of $3.6 million (increased to $5.0 on September 1, 2007) from Navistar Financial Corporation to finance the purchase and sale of new and used truck trailers by the Company’s Mexican operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (currently 9.16%), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company (See Note 5).

On August 17, 2007, the Company obtained a short-term loan of 44.0 million Mexican pesos (equivalent to approximately $4.0 million on the date of the borrowing) from Pure Leasing, S.A. de C. V. of Mexico City, to finance the purchase of trailers by the Company’s Mexican operations, as well as for other working capital needs. Pure Leasing, S.A. de C. V. is a major customer of the Company’s Mexican operations. The term of the loan is for a period of 180 days, but requires repayment of 50% of the loan 30 days from the date of the borrowing, which the Company repaid on September 17, 2007. The loan bears interest at the Mexican Interbank Borrowing Rate plus 4.0% (currently 11.7%), and is secured by trailer inventory that is not otherwise pledged against borrowings.

To satisfy the Company’s liquidity needs Randy Pentel, the Company’s Chairman of the Board and majority stockholder, from time to time has made unsecured loans to the Company. During the nine months ended September 30, 2007, Mr. Pentel loaned the Company $530,673. As of September 30, 2007, the outstanding loans by him to the Company, classified as short-term debt payable to stockholder, totaled $1,997,636. Total interest expense on the Pentel loans was approximately $97,800 for the nine months ended September 30, 2007. As of September 30, 2007, total interest accrued on the Pentel loans was approximately $42,400. The Company repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the nine months ended September 30, 2007. Subsequent to September 30, 2007 and as of November 14, 2007, Mr. Pentel loaned the Company an additional $175,000.

On August 10, 2007, the Company obtained additional term loans from two other major investors, totaling $300,000, to finance the Company’s working capital needs. The loans, which bear interest at 9.0%, are for a period of two years and are included as long-term debt on the Company’s balance sheet as of September 30, 2007. The Company’s Chairman of the Board, Randy Pentel, is personally guaranteeing the loans to the lenders.

Company management believes that the cash to be generated by operations and the floor plan financing arrangements, plus cash on hand at September 30, 2007, as well as additional funding expected from the Company’s Chairman and other major Company investors, will provide sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, management believes that the Company will need additional debt/equity funding, as well as successful growth in the Company’s U.S. operations, in order to satisfy long-term cash requirements.

The Company is seeking additional long-term debt and/or equity funding to continue operations. Should the Company be unsuccessful in growing U.S. operations, and should the Company’s Chairman or other major Company investors fail to provide additional funding, if needed, to sustain the Company’s working capital requirements, and/or should the Company be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

(4) Acquisition On May 1, 2006, the Company purchased substantially all of the assets and assumed certain liabilities of Prime Time Equipment, Inc. (a Fontana, California based authorized California dealer for Hyundai Translead trailers), for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisting of the assumption of certain liabilities that were paid in due course. The total purchase price consideration of $1,970,000 was allocated to the assets acquired, including identifiable intangible assets, based on the Company’s estimate of the respective fair values at the date of acquisition. Such estimates resulted in a valuation $498,390 for intangible assets, comprised of a non-compete agreement and the value of customer lists. The fair values of the intangible assets are subject to periodic reviews, at least annually, for possible impairment of their carrying values.

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

(5) Inventory, notes payable and credit line The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of September 30, 2007 and December 31, 2006, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	September 30, 2007	December 31, 2006

Inventory
Inventory, securitizing floor plan line of credit and other loans	$9,730,110	$3,169,902
Inventory, other	3,699,818	10,431,429
Total Inventory	$13,429,928	$13,601,331

Notes payable, line of credit and payable to stockholder
Floor plan line of credit, secured by inventory	$9,509,096	$3,167,615
Other unsecured notes payable and payable to stockholder	3,638,724	2,651,818
Total notes payable, line of credit and payable to stockholder	$13,147,820	$5,819,433

As presented in the Unaudited Condensed Consolidated Statements of Cash Flows, during the nine months ended September 30, 2007 and 2006, the Company received proceeds from notes payable, credit line and payable to stockholder of $20,103,377 and $4,662,242, respectively, which included $14,750,335 and $2,757,261, respectively, in conjunction with the floor plan lines of credit, and $4,000,000 and $0, respectively, in conjunction with the loan from Pure Leasing. During the nine months ended September 30, 2007 and 2006, the Company repaid debt of $12,774,990 and $3,393,028, respectively, which included repayments of $10,393,738 and $1,793,294, respectively, against the floor plan lines of credit, and $1,985,403 and $0, respectively, on the loan from Pure Leasing. In addition, during the nine months ended September 30, 2006, the Company’s majority stockholder converted Company debt of $871,866 into Company common stock.

(6) Accounts payable and accrued expenses The Company purchases the majority of its new trailer inventory from Hyundai Translead, which extends payment terms of at least 45 days. In certain cases, when specific inventory is committed for sale to particular customers, Hyundai Translead allows the Company to delay payment beyond 45 days until such time as the sales of the related inventory to the particular customers have been completed. The credit terms extended to the Company by Hyundai Translead are non-interest bearing and are not secured by inventory. However, effective July 1, 2007, Hyundai Translead will charge interest of 10.0% per annum on outstanding balances that exceed the 45 day payment terms. Following is a summary of the Company’s accounts payable and accrued expenses as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$4,706,476	$8,745,911
Other accounts payable and accrued expenses	1,265,920	1,091,918
Total accounts payable and accrued expenses	$5,972,396	$9,837,829

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

The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At September 30, 2007, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations.

(9) Income Taxes Income taxes of $15,237 and $55,571 for the three months and nine months ended September 30, 2007, respectively, and $3,666 and $36,105 for the three months and nine months ended September 30, 2006, respectively, primarily represent an alternative tax on assets incurred by the Company’s Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. Income tax expense for the three months and nine months ended September 30, 2007, respectively, also includes $200 and $600, respectively, of income tax related to the Company’s U.S. operations.

(10) Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(11) Common stock and warrant issuance For the nine months ended September 30, 2007 and 2006, the Company did not issue any stock or stock-based awards. Therefore, there is no stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods and outstanding as of September 30, 2007 were fully vested as of the issuance date.

(12) Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Common and common equivalent shares
outstanding-beginning of period	20,433,321	19,558,321	20,433,321	12,378,657
Common shares issued for sale of common stock	—	—	—	5,000,000
Common shares issued for conversion of debt	—	—	—	2,179,664
Common shares issued for exercise of warrants	—	125,000	—	125,000
Common and common equivalent
shares outstanding-end of period	20,433,321	19,683,321	20,433,321	19,683,321
Historical common equivalent shares
outstanding-beginning of period	20,433,321	19,558,321	20,433,321	12,378,657
Weighted average common shares issued during period	—	120,924	—	4,038,220
Weighted average common shares
outstanding-basic and diluted	20,433,321	19,679,245	20,433,321	16,416,877

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

Warrants to purchase 9,117,164 and 8,451,998 common shares as of September 30, 2007 and 2006, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(13) Supplemental balance sheet information

	September 30, 2007	December 31, 2006
Rents and accounts receivable, net
Rents and accounts receivable	$3,841,455	$1,514,856
Alowance for doubtful accounts	(101,116)	(60,392)
Total rents and accounts receivable, net	$3,740,339	$1,454,464

Property and equipment, net
Trailer and semi-trailer equipment	$2,117,645	$2,036,366
Vehicles	105,740	108,729
Furniture and computer equipment	163,195	156,996
	2,386,580	2,302,091
Accumulated depreciation	(1,243,702)	(1,167,040)
Total property and equipment, net	$1,142,878	$1,135,051

(14) Commitments and Contingencies

Purchase Commitments:
As of September 30, 2007, the Company had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $264,000, towards which the Company had not made any down payments. Under the terms of the commitment, the Company must pay Hyundai the total balance upon taking delivery of the trailers.

During the nine months ended September 30, 2007, the Company made trailer sales totaling approximately $8,726,000 to two customers, conditioned on the Company agreeing to repurchase some of the trailers in the future under certain circumstances. The two customers are leasing companies that buy trailers from the Company, which then are leased to their customers. Under the terms of the conditional repurchase agreements, the Company could be required to repurchase some of the trailers, if the customers’ lessees choose to return the trailers to the customers at lease termination and the customers choose not to release or sell the related trailers at that time.

As of September 30, 2007, the Company could be obligated to one customer to repurchase up to 250 trailers, which currently have estimated market values totaling approximately $5,100,000, at repurchase prices totaling $4,850,000. The prices agreed upon in the conditional repurchase agreement decline over periods from one year to ten years following the dates of original sale, terminating in the year 2017. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2017. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur loses on their subsequent sale or other disposition.

In addition, as of September 30, 2007, the Company could be obligated to a second customer to repurchase up to 96 trailers, which currently have estimated market values totaling approximately $1,900,000. The conditional repurchase period begins in the year 2010, terminating in 2014. Company management anticipates that the 96 related trailers will have estimated market values totaling approximately $1,600,000 as of July 1, 2010, the beginning of the repurchase period. As of that date, the repurchase prices agreed upon for the 96 trailers total $796,000. The prices in the conditional repurchase agreement decline over periods from three years to seven years following the dates of original sale in the year 2007. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2014. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur loses on their subsequent sale or other disposition.

Registration Rights Obligation:
In conjunction with the private equity placement that took place on May 1, 2006, the Company was required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of this transaction. The Company complied with this requirement by filing the registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also was obligated to have caused the Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 resulted in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of August 13, 2007, the Registration Statement was declared effective. The Company is required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waive such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in an accrual of the penalty fee of $138,000. This estimated fee accrual was charged as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company increased the penalty fee payable by $69,000 during the nine months ending September 30, 2007, with a related charge being reflected in the Company’s Consolidated Statement of Operations for the period then ended. The remaining estimated liability of $184,000 is included in accounts payable and accrued expenses as of September 30, 2007.

Effects of Recent Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. The adoption did not have any impact on the Company’s financial statements as of September 30, 2007 or for the nine-month period then ended. Company management currently is evaluating the possible impact of this Interpretation on its subsequent financial statements.

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

Summary of Net Sales and Gross Profit
By Country
(U.S. $ Thousands)

	Three Months Ended September 30
		2007			2006
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$11,879.5	2,307.9	14,187.4	9,171.5	1,797.7	10,969.2
Cost of sales and operating leases	(11,138.8)	(2,242.4)	(13,381.2)	(8,642.1)	(1,668.4)	(10,310.5)
Gross profit	$740.7	65.5	806.2	529.4	129.3	658.7
Margin %	6.2%	2.8%	5.7%	5.8%	7.2%	6.0%

	Nine Months Ended September 30
		2007			2006
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$28,646.3	6,350.3	34,996.6	18,205.6	2,553.9	20,759.5
Cost of sales and operating leases	(26,559.1)	(6,207.8)	(32,766.9)	(16,879.4)	(2,369.3)	(19,248.7)
Gross profit	$2,087.2	142.5	2,229.7	1,326.2	184.6	1,510.8
Margin %	7.3%	2.2%	6.4%	7.3%	7.2%	7.3%

          For the third quarter ended September 30, 2007, our consolidated net sales increased by 29.3%, or $3,218,237, to $14,187,425 compared to $10,969,188 for the same period last year. Net sales is made up of two components: trailer and parts sales, which improved in the third quarter of 2007 by $3,218,661, an increase of 29.7% over the same period of 2006; and lease/rental income, which declined by $424, a reduction of 0.3% compared to the same period last year. Trailer/parts sales increased $2,708,374 during the third quarter of 2007 in our Mexican operations, which was driven by our continuing emphasis on expanding sales volume in Mexico. In addition, our newly acquired U.S. operations generated trailer/parts sales of $2,307,950 in the third quarter of 2007, an increase of 28.4% over the same period of 2006.

          For the nine months ended September 30, 2007, our consolidated net sales grew by 68.6% to $34,996,642 compared to $20,759,467 for the same period of 2006. This increase resulted from a 51.7% growth in sales volume in 2007, or $10,739,240, of which $7,340,163 was due to increased sales volume in our Mexican operations, as well as sales volume improvement of $3,399,077 in our U.S. operations. In addition, price increases of approximately 6.3% and 10.8% in our U.S. and Mexican operations, respectively, added $3,497,935 to the total growth in consolidated net sales. These price increases were driven principally by our need to raise prices to offset significant increases in the costs to acquire both new and used trailer inventory. We have continued to concentrate our working capital in trailer inventory and facilities.

          Gross profit consists of net sales and rental income less cost of sales and operating leases. For the third quarter ended September 30, 2007, gross profit increased $147,463, or 22.4%, to $806,159 compared to $658,696 for the same period of 2006. This increase in gross profit was due, in part, to the increase in total sales, partially offset by a reduction in the average gross profit per unit sold in our U.S. operations. The decline in average gross profit per unit was the result of pricing pressures brought on by weakening demand for truck trailers in 2007. In order to stimulate sales concurrent with the inventory cost increases, we have not passed on some of the cost increases to our customers.

          For the nine months ended September 30, 2007, gross profit increased $718,904, or 47.6%, to $2,229,743 compared to $1,510,839 for the same period of 2006. This improvement resulted from the increase in sales, partially offset by the decline in average gross profit per unit.

          Selling, general and administrative expense for the third quarter ended September 30, 2007 was $776,499 compared to $760,467 for the same period of 2006, an increase of 2.1%.

          For the nine months ended September 30, 2007, selling, general and administrative expense was $2,494,343 compared to $2,802,609 for the same period of 2006. In the first nine months of 2006, we recorded a one-time non-cash charge of $784,679 related to the conversion of stockholder debt. Excluding the one-time charge in 2006, selling, general and administrative expense for the nine months ended September 30, 2007 increased by $476,413 compared to $2,017,930 for the same period of 2006. This increase was due in part to growth in 2007 of approximately $290,000 in selling, general and administrative expense of our acquired U.S. operations. We also incurred additional expenses in the first nine months of 2007 related to filing the registration statement in conjunction with the private placement that took place in 2006, including legal expenses and the penalty expense of $69,000 due to the delay the Company experienced in having the registration statement declared effective.

          Operating income (loss) consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the third quarter of 2007, we recognized operating income of $29,660, compared to an operating loss of $101,771 for the same period of 2006, an improvement of $131,431. This improvement resulted from the increase in sales and gross profit, partially offset by the increase in selling, general and administrative expense.

          For the nine months ended September 30, 2007, we recognized an operating loss of $264,600, compared to $1,291,770 for the same period of 2006. Excluding the one-time charge of $784,679 in 2006, operating loss for the first nine months of 2007 was reduced by $242,491 compared to $507,091 for the same period of 2006. This improvement resulted from the increase in sales and gross profit, partially offset by the increase in selling, general and administrative expense.

          Net interest expense for the third quarter ended September 30, 2007 was $413,710 compared to $92,475 for the same period of 2006. This increase of $321,235 (including $78,223 of loan origination fees) resulted from higher debt in 2007 utilized to finance inventory growth.

          For the nine months ended September 30, 2007, net interest expense was $713,292 compared to $249,735 for the same period of 2006. The increase of $463,557 (including loan origination fees of $78,223) resulted from the additional debt in 2007 utilized to finance inventory growth.

          Other (expense)/income, net, which is primarily foreign exchange gains/(loss), was a loss of $72,429 and $67,930 in the third quarter and nine months ended September 30, 2007, respectively, compared to a gain of $6,131 and a loss of $35,394, respectively, for the same periods of 2006. Foreign exchange losses increased in the third quarter and nine months ended September 30, 2007 compared to the same periods of 2006, primarily because the exchange rate of the US dollar in relation to the Mexican peso weakened during the third quarter and nine months ended September 30, 2007, resulting in foreign exchange losses incurred on the 44 million peso debt that we held during the third quarter of 2007.

          Income taxes of $15,237 and $55,571 were accrued for the three months and nine months ended September 30, 2007, respectively, compared to $3,666 and $36,105, respectively, for the same periods of 2006. This tax primarily represents an alternative tax on assets, which is an alternative tax incurred by our Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income. Income taxes also include income tax of $200 and $600 related to our U.S. operations for the three months and nine months ended September 30, 2007, respectively.

          Our net loss for the third quarter ended September 30, 2007 was $471,716, or $0.02 per diluted share, compared to a net loss of $191,781, or $0.01 per diluted share for the same period of 2006. This increase in net loss resulted primarily from an increase in interest expense, partially offset by the increase in gross profit.

          Our net loss for the nine months ended September 30, 2007 was $1,101,393, or $0.05 per diluted share, compared to a net loss of $1,613,004, or $0.10 per diluted share for the same period of 2006. This improvement of $511,611 in net loss resulted from the increase in gross profit, partially offset by the increase in net interest expense.

Liquidity and Capital Resources

          Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003, and through a private equity placement that took place on May 1, 2006.

          Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, and increasing sales by adding to equipment inventory. On May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., for a total purchase price of approximately $1,970,000, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder of $1,014,290 paid in cash. The purchase price included $498,390 of identifiable intangible assets.

          Net cash used in operating activities was $7,147,635 for the first nine months of 2007, compared to $596,683 for the same period of 2006. Net operating cash used in the nine months ended September 30, 2007 increased compared to the same period of 2006, primarily due to growth in rents and accounts receivable of $2,357,681 and a reduction in accounts payable of $3,865,433 in 2007. In the same period of 2006, inventory grew by $5,545,310 but was offset by increases of $4,070,785 in accounts payable and $3,786,251 in customer deposits and advance payments.

          During the nine months ended September 30, 2007, we acquired property and equipment of $214,162, which primarily was equipment for the lease/rental pool, offset by proceeds of $64,795 from disposals. This compares to $138,960 and $15,770, respectively, for the nine months ended September 30, 2006. In addition, during the nine months ended September 30, 2006, we acquired the net operating assets of Prime Time Equipment Company, Inc. for a net cash disbursement of $1,014,290. As a result, net cash used in investing activities was $149,367 for the nine months ended September 30, 2007, compared to $1,137,480 for the nine months ended September 30, 2006.

          During the nine months ended September 30, 2007 and 2006, we received proceeds from issuance of shareholder debt of $830,694 and $1,630,200, respectively. In addition, during the same periods, we received proceeds from notes payable and credit line of $19,272,683 and $3,032,042, respectively, which included $14,750,335 and $2,757,261, respectively, in conjunction with the floor plan lines of credit from Navistar Financial Corporation. During the nine months ended September 30, 2007, we repaid debt of $12,774,990 and $3,393,028, respectively, including repayments of $10,393,738 and $1,793,294, respectively, against the floor plan lines of credit. In addition, during the nine months ended September 30, 2006, we received proceeds of $137,500 from the exercise of common stock warrants, and proceeds of $2,000,000 from the sale of common stock, which was partially offset by offering costs of $273,292. As a result, net cash provided by financing activities for the nine months ended September 30, 2007 and 2006 was $7,328,387 and $3,133,422, respectively.

          On May 1, 2006, the Company’s Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

          As of September 30, 2007, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $264,000, towards which we had not made any down payments. Under the terms of the commitment, we must pay Hyundai the total balance due upon taking delivery of the trailers. We increased our inventory levels during the first half of 2007, in order to ensure an uninterrupted supply sufficient to meet customer demand. However, due to a weakening market demand for truck trailers, we have now scaled back our orders for the remainder of 2007, in order to reduce inventory to reflect the market decline.

          On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Subsequent to September 30, 2007, and as of November 14, 2007, the Company’s Chairman loaned the Company an additional $175,000 under a working capital note (total of $705,693 since February 28, 2007).

          Since its inception, the Company has generated losses from operations, and as of September 30, 2007, we had an accumulated deficit of $14,259,940 and working capital of $682,201. We believe that the cash on hand as of September 30, 2007, together with the floor plan financing arrangements, other debt agreements, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman and/or other Company investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other Company investors fail to provide additional financial support to the Company if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

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

          Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we have commenced performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

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

CAPSOURCE FINANCIAL, INC.

Date: November 19, 2007	By:	/s/ Fred C. Boethling
Fred C. Boethling,
President, Chief Executive Officer and Director