Form 10-K
period 2007-12-31
CAPSOURCE FINANCIAL INC
filed 2008-04-15
CIK 1173359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31730

CapSource Financial, Inc.
(Name of Small Business Issuer in its charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302

(Address of principal executive offices and Zip Code)

(303) 245-0515

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Exchange Act: Common Stock, par value $.01 per share.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ YES   ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES    ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark if disclosure delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES   ☒ NO

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $409,089.

The Registrant had 20,433,321 shares of Common Stock outstanding as of March 31, 2008.

The following documents are incorporated by reference: None.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Form 10-K contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements.” We are ineligible to rely on the safe harbor provisions for forward-looking statements that are contained in applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as “may”, “would”, “could”, “will”, “likely”, “expect”, “anticipate”, “believe”, “intend”, “plan”, “forecast”, “project”, “estimate” and similar expressions to identify forward-looking statements. You can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts.

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

Readers of this Form 10-K are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-K, including, without limitation, the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” identifies important factors that could cause or contribute to such differences.

General

CapSource was incorporated on February 16, 1996 as a Colorado corporation under the name Mexican-American-Canadian Trailer Rentals, Inc. Our goal was to take advantage of the 1994 North American Free Trade Agreement or “NAFTA” and the increased economic activity that NAFTA triggered when the world’s largest free trade area was created by linking 406 million people in Mexico, the U.S. and Canada producing more than $11 trillion worth of goods and services. (Source: Office of the United States Trade Representative, NAFTA at Seven (2002)).

From 1992-2007, the value of U.S. agricultural exports worldwide climbed 65 percent. Over that same period, U.S. farm and food exports to our two NAFTA partners grew by 156 percent. (Source: U.S. Department of Agriculture, North American Free Trade Agreement, Fact Sheet, 2008).

It is estimated that U.S. farm and food exports to Mexico exceeded $11.5 billion in 2007 -- the highest level ever under NAFTA. From 2001 to 2006, U.S. farm and food exports to Mexico climbed by $3.6 billion to $10.8 billion. U.S. exports of soybean meal, red meats, and poultry meat all set new records in 2006. (Source: Ibid).

With limited exceptions, NAFTA requires U.S. investors to be treated in Mexico and Canada as well as those countries treat their own investors or investors of any other country in the establishment, acquisition, and operation of investments. NAFTA also guarantees investors the right to receive fair market value for property in the event of an expropriation. (Source: Office of US Trade Representative October 2007).

The vast majority of U.S.-Mexico trade moves by truck. (Source: U.S. Bureau of Transportation Statistics, March 11, 2007). U.S. Customs Service statistics show that border crossings of trucks between the United States and Mexico have increased almost 200% since the passage of NAFTA in 1994. In 2007, the value of all surface trade between the U.S. and Mexico was $286.4 billion – of that amount, $230 billion or 80% moved by truck. (Source: U.S. Bureau of Transportation Statistics, March 11, 2007). The total value of merchandise moved by truck between the U.S. and Mexico has increased from $74 billion in 1994 to $230 billion in 2007. (Source: U.S. Bureau of Transportation Statistics, March 11, 2007). We are investing in facilities, personnel, and equipment essential to the U.S. and Mexican trucking industry in the belief that NAFTA fosters an environment of confidence and stability necessary to make long-term investments.

We are a holding company engaged in the sale and leasing of transportation equipment, primarily truck trailers. We conduct our business through three separate, wholly-owned subsidiaries. Rentas y Remolques de Mexico, S.A. de C.V. d/b/a REMEX leases over-the-road truck trailers in Mexico. Remolques y Sistemas Aliados de Transportacion, S.A. de C.V. d/b/a RESALTA markets and distributes Hyundai truck trailers in Mexico under an agreement granting us the exclusive right to do so. Both REMEX and RESALTA are headquartered in Mexico City. CapSource Equipment Company, Inc. d/b/a Prime Time Trailers (referred to as “CECO”) is the authorized Hyundai trailer dealer for California and Texas. As such, we market new and used truck trailers in the Southwest U.S. from our offices in Fontana, California and Dallas/Ft. Worth.

Through REMEX, we own and manage a lease/rental fleet of over-the-road truck trailers and related equipment. Our lease/rental fleet consists primarily of dry vans, flat beds and trailer dollies. As of December 31, 2007, REMEX owned 127 units, of which 121 were under lease, resulting in a 95.3% utilization rate. All leases are operating leases. When the original leases expire, we expect to re-lease or sell the equipment and to realize additional revenue.

Through RESALTA, we have the exclusive right to sell Hyundai truck trailers and related equipment in Mexico from Hyundai Translead, a subsidiary of the Korean construction, engineering and manufacturing company. RESALTA distributes Hyundai products through a number of locations across Mexico. RESALTA was organized in April 2001 and began operations with its first sale of a trailer in August 2001. In 2007, RESALTA had total sales of approximately $37.9 million.

On May 1, 2006, we acquired the operating assets of Prime Time Equipment, Inc. of Fontana, California, through our CECO subsidiary for total consideration of approximately $1,970,000, of which $1,014,300 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that were paid in due course. Prime Time is the authorized California dealer for Hyundai Translead trailers and had total revenues in 2006 of approximately $9.3 million, $4.1 million prior to the acquisition on May 1, 2006, and $5.2 million after the acquisition. In 2007 Prime Time had revenues of approximately $7.4 million.

In September of 2006, we finalized an agreement with Hyundai Translead to be a Hyundai trailer dealer for Texas. We have obtained state regulatory approval and we have leased site for our sales and storage facility in the Dallas/Ft. Worth area. We began trailer sales operations in Texas in the first quarter of 2007. For the full year 2007 sales in our Dallas/Ft. Worth facility was below our expectations. Nevertheless, we anticipate that over time our Dallas/Ft. Worth operations will significantly contribute to our overall sales in the U.S.

On July 9, 2007 we entered into a new exclusive dealer agreement with Hyundai de Mexico, S.A. de C.V., a subsidiary of Hyundai Translead of San Diego, California, that replaces the existing dealer agreement with Hyundai Translead which was set to expire in November 2007. The new dealer agreement now allows us to purchase trailers and parts directly from the Hyundai manufacturing subsidiary, Hyundai de Mexico, increases RESALTA’s line of credit with Hyundai from $1,000,000 (US) to $1,500,000 (U.S.) and extends the expiration date until December 31, 2010.

In addition to our operating offices in Mexico and California, we have corporate offices in Boulder, Colorado and St. Paul, Minnesota.

New Product Development

On November 29, 2005, we announced the introduction of an all new, all aluminum, curtain-side beverage trailer at Expo Transporte ANPACT 2005 in Guadalajara, Mexico. The trailer was designed by engineers at Fontaine Trailer Company and Roll-Tite Inc. with significant input from us and beverage manufacturers in Mexico. The new trailer is unique in both design and strength and is the subject of three U.S. patents held by Fontaine. While weighing only 10,100 pounds, the beverage trailer has a payload of over 66,000 pounds. We believe there will be a significant market for a stronger, lighter beverage trailer in Mexico, although we anticipate that the selling price for our new beverage trailer will be higher than those currently used in the market. We also anticipate that the increased cost will be offset by the larger payload, improved longevity and decreased operating costs.

In April 2006, two prototype beverage trailers were delivered for testing to FEMSA, one of the largest Coca-Cola bottlers in the world. The testing period ended in September 2006. During the testing period FEMSA ran the beverage trailers continuously since and at maximum capacity. FEMSA has reported that the trailers have exceeded their expectations. There has been no down time for mechanical repairs and we believe that using the beverage trailers has resulted in a fuel savings over the traditional beverage trailers.

In late 2007, FEMSA indicated that they would require a longer test period in order to prove out the claim of decreased operating costs over time. We are currently negotiating with FEMSA to enter into a long term lease for the two prototype trailers so as to allow continued testing. There can be no assurance that our beverage trailers can or will be sold in significant quantities to FEMSA or to other companies in Mexico.

RESALTA

RESALTA was formed in 2001 to take advantage of an agreement negotiated between CapSource and Hyundai which provides CapSource with the exclusive right to market and sell Hyundai truck trailers and parts in Mexico. RESALTA is headquartered in Mexico City. RESALTA also has a sales facility in Monterrey and a sub-dealer arrangement with a group in Guadalajara as well as several other independent sales representatives throughout Mexico. In 2006, RESALTA sold approximately $30 million of Hyundai equipment.

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

Year	2001	2002	2003	2004	2005	2006	2007
RESALTA Sales	$388,260	$3,186,458	$5,390,854	$6,531,106	$20,081,151	$30,563,206	$37,947,211

To support our new trailer sales in Mexico we have negotiated a $1.5 million credit facility with Hyundai Translead. Under the terms of the credit facility RESALTA has 90 days from the date of delivery to pay for trailers that it purchases from Hyundai Translead. The credit facility is secured by the pledge of 1,000,000 shares of CapSource Financial common stock by our Chairman. In addition, on October 23, 2006, RESALTA entered into a $3.6 million (U.S.) floor plan credit line agreement with Financieros Navistar, S.A. de C.V. of Mexico City. Under the agreement RESALTA may utilize the full amount of the credit facility to purchase new trailers or up to $1 million (U.S.) of the credit facility to finance the purchase and sale of used dry van trailers and refrigerated trailers (and the balance for new trailers) at a rate of LIBOR + 4.17%. In addition to other restrictive covenants, the agreement requires RESALTA to provide Navistar with the original title of ownership for each financed trailer until that trailer is sold and Navistar has been paid.

Our competitors for trailer sales in Mexico include the U.S. manufacturer Utility and its independent distributor, Utility de Mexico. Certain US dealers, including Vanguard, Lufkin, Great Dane and Wabash also sell in Mexico. Additionally, Fruehauf de Mexico offers its products in Mexico and is the only significant Mexican trailer manufacturer.

PRIME TIME TRAILERS

On May 1, 2006, through our wholly-owned U.S. subsidiary CapSource Equipment Company, Inc., we purchased substantially all of the operating assets and business of Prime Time Equipment, Inc., a Fontana, California-based authorized dealer for Hyundai Translead trailers, for total consideration of approximately $1,970,000, of which $1,014,300 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that were paid in due course. The total purchase price consideration of $1,970,000 has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.

In 2005, Prime Time Equipment, Inc. had total sales of approximately $25 million, including approximately $19 million of Hyundai equipment. In June of 2006, Prime Time was recognized by Hyundai Translead as “Top Dealer for 2005” based upon the number of units sold in 2005. The results of Prime Time’s operations have been included in our interim consolidated financial statements since May 1, 2006. In 2006, Prime Time Equipment had total revenues of approximately $9.3 million, $4.1 million prior to the acquisition on May 1, 2006 and $5.2 million after the acquisition. In 2007, Prime Time had revenues of $7,401,441 The sales results for Prime Time in 2005 were influenced by a very large, one-time sale to a single customer. The reduction in sales from 2006 to 2007 reflects the industry wide slowdown in the sales of trailers and transportation equipment.

To support our new and used trailers sales operations in the U.S. we have entered into a floor plan financing arrangement with Navistar Financial Corporation. Under the terms of the agreement Navistar provides Prime Time Trailers with up to $3 million of financing to acquire new and used trailer inventory. Debt of $862,000 that was assumed in the acquisition of Prime Time was provided under this credit arrangement. The financing on new trailers is at a rate of prime plus 1.00% and on used trailers the financing rate is prime plus 1.50%. Under our agreement with Hyundai Translead it pays Navistar for the first thirty days of financing on new trailers purchased from Hyundai. Hyundai Translead and Navistar are not related entities. In addition, under our agreement with Navistar we can offer our customers financing for the purchase of trailers and receive a referral fee from Navistar if they choose to finance the customer’s purchase.

The trailer sales business is very competitive. Our competitors for trailer sales in the U.S. include Utility, Vanguard, Lufkin, Great Dane, Wabash and others. We believe that Hyundai offers a superior product as compared to other brands available. We continually work to differentiate ourselves from our competitors on the basis of service, operating reliability, and the total costs per mile to the operator given the products proven reliability and longevity.

REMEX

REMEX, the successor to Mexican-American-Canadian Trailer Rentals Mexican operations, operates as the equipment leasing arm of our company with headquarters in Mexico City. REMEX leases van trailers, flatbeds, trailer dollies and related equipment to contract carriers and private fleets in Mexico. As of December 31, 2007, REMEX owned 127 units, of which 121 were under lease, resulting in a 95.3% utilization rate. All leases are operating leases.

In the past several years, our resources have been directed towards our trailer sales business as opposed to the leasing operation. At the present time we do not have sufficient funding to both expand our trailer sales business and acquire significant additional quantities of equipment to allow us to expand our leasing operations. Nevertheless, our lease fleet increased slightly in 2007 from 119 units on December 31, 2006 to 127 units on December 31, 2007. This minor increase in lease units does not change the fact that leasing has declined in relative importance to the Company given the growth in trailer sales.

There are a number of companies in Mexico that lease transportation equipment. Almost all of those competitors are both larger and better funded than REMEX. Our leasing activities at REMEX are focused on slightly smaller companies than those serviced by our competitors. REMEX’s demand for lease originations has always exceeded our ability to fund the corresponding equipment acquisitions.

Industry Background

Mexico is strategically situated between Atlantic Europe and the nations of the Pacific Rim, as well as culturally and geographically located between the world’s largest economy, the United States, to the north, and the developing economies of Central and South America.

In terms of land area, Mexico is the 13th largest country in the world with an area of 1,967,183 square km or 759,530 square miles, about three times the size of Texas. Mexico has an estimated population of 103 million, 72% of whom live in urban areas and more than 50% of whom are less than twenty years of age. Mexico has three major inland industrial centers: Monterrey, Guadalajara and Mexico City. In addition, Mexico has major ports on both the Atlantic and Pacific coasts.

On January 1, 1994, Mexico entered the North American Free Trade Agreement with the U.S. and Canada, further reducing barriers to trade with Mexico for U.S. and Canadian companies and removing many restrictions on foreign investment. NAFTA has created a powerful economic bloc of 406 million consumers in the U.S., Mexico and Canada. The combined gross national products of the three NAFTA participants are over $11 trillion U.S. The U.S. Trade office states that NAFTA has and will continue to provide numerous opportunities to business, industry and workers throughout the trade area. NAFTA was designed to lead to a more efficient use of North American resources – capital, land, labor and technology – while heightening competitive market forces.

As a result of NAFTA, the U.S. and Mexico are very close to “free trade” in goods with the average U.S. duty on Mexican goods at 0.01 percent in 2005 and Mexico’s duty on U.S. goods are even smaller at 0.003%.

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

Employees

At March 14, 2008, we had 21 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good. In addition, we contract with six independent sales representatives to sell our products in the U.S. and Mexico.

Dependence on Key Customers

We conduct a significant percentage of our business in Mexico with two customers, both of which are leasing companies. In 2006, we had sales of $13,299,055 with Customer A and $7,556,201 with Customer B. In 2007, we had sales to Customer A of $11,471,153 and $13,946,375 to Customer B. Although we consider our relationship with these two customers to be good, there can be no assurance that we will continue to sell our products to Customers A and B in these quantities or any quantities.

Research and Development

We currently are not expending any resources on research and development.

Reports to Security Holders

The Company is required as a reporting company under the Security and Exchange Act of 1934 to file annual, quarterly and current reports electronically with the SEC. These reports and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission’s site is (http://www.sec.gov). The Company expects to deliver an annual report to security holders for the fiscal year ended December 31, 2007. CapSource will prospectively furnish to stockholders:

•	an annual report containing financial information audited by our certified public accountants;
•	unaudited financial statements for each quarter of the current fiscal year; and
•	additional information concerning the business and operations of CapSource as deemed appropriate by the Board of Directors.

The Company also maintains an Internet website at www.capsource-financial.com.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

In Mexico, RESALTA leases 3,000 square meters located at Alamo 36, Tlalnepantla, State of Mexico, Mexico. The facility consists of approximately 2,500 sq. meters of paved yard space used for storing trailers. There are approximately 500 sq. meters of office space and a warehouse used for storing parts. The lease contract is renewed yearly on January 1st. We paid a rent of 87,859 pesos ($8,094 USD) monthly in 2007. The rental rate for 2008 has not yet been agreed upon.

We also lease 4,860 square meters located at Carretera a Colombia Entronque con Carretera a Monclova No. 3090 in General Escobedo, State of Nuevo Leon. The facility consists of a yard used for storing trailers and there is a small mobile office on the yard. The lease contract is renewed every three years on April 1. We pay a rent of $2,737 U.S. dollars monthly and the rent is increased yearly by the inflation rate published by Banco de Mexico. The lease contract on the mobile office is for an unlimited time frame and we pay 7,795 pesos ($715 USD) monthly. We have the option of canceling the mobile office contract with 30 days notice.

In the U.S. we sublease by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 1,100 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302. Mr. Boethling is reimbursed in the approximate amount of $2,250 per month for the use of this space. Our lease is on a month-to-month basis.

We lease approximately four acres and an associated office facility, consisting of approximately 1,400 square feet located at 15609 Valley Boulevard, Fontana, California 92335. The lease expires on May 1, 2008, and can be extended for an additional year. We have provided the landlord notice that we are extending the lease for an additional year. The rent on these facilities is $6,000 per month and will increase to $7,000 during the lease extension period. In addition, we have the right of first refusal to purchase the facilities should the current owner decide to offer them for sale.

On June 28, 2006, CECO leased four acres and a modular space portable office located at 4901 East Rosedale Street, in Ft. Worth, Texas. In October 2007 we relocated our facility to 4601 East Rosedale Street, Ft. Worth, Texas. The new facility is approximately 2.9 acres and contains an office facility from which to conduct business. The term of the lease is one year and can be renewed for an additional one year period at our option. The rent on the facility is $3,400 per month.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various claims and lawsuits incident to the operation of our business, including claims arising from accidents or from the delay or inability to meet our contractual obligations. We do not have any pending or threatened actions at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The Company’s securities are currently traded on the over-the-counter bulletin board (OTC:BB) under the trading symbol: CPSO. After concluding the initial public stock offering in 2003, the shares of the Company’s common stock began trading on January 5, 2004.

The ranges of high and low bid information for the Company’s common equity each quarter within the last two fiscal years are as set forth below:

Year Ended December 31, 2007	High	Low
Quarter ended December 31, 2007	.30	.30
Quarter ended September 30, 2007	1.15	1.15
Quarter ended June 30, 2007	.77	.77
Quarter ended March 31, 2007	1.50	1.45

Year Ended December 31, 2006	High	Low
Quarter ended December 31, 2006	2.10	1.25
Quarter ended September 30, 2006	2.10	1.60
Quarter ended June 30, 2006	2.00	.75
Quarter ended March 31, 2006	.76	.61

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

Holders:

There were approximately 75 holders of record of the Company’s common stock as of March 29, 2008.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of CapSource’s financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as set forth elsewhere in this Form 10-K. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to lease revenue, depreciation rates, impairment of equipment, residual values, allowance for doubtful accounts, income tax valuation allowance, the fair value of beneficial conversion features and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

LIQUIDITY

Since its inception, the Company has generated losses from operations, and as of December 31, 2007, had an accumulated deficit of $14,924,342 and a working capital deficit of $361,224.

In 2006, in conjunction with a private equity placement, we increased the Company’s equity by selling 5,750,000 shares of Company common stock for $2,300,000. In addition, our Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of Company common stock. (See Note 11). In addition, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through December 31, 2008 if needed, by way of additional debt and/or equity contributions.

We believe that cash to be generated by operations and the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, plus cash on hand at December 31, 2007, as well as additional funding expected from the Company’s Chairman, will provided sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, management believes that the Company will need additional debt/equity funding, as well as successful growth in the Company’s U.S. operations, in order to satisfy long-term cash requirements.

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

GENERAL

CapSource Financial, Inc. is a U.S. corporation engaged principally in the business of selling and leasing truck trailers. We conduct our business through operations of two wholly owned subsidiaries in Mexico, and one wholly owned subsidiary in the United States.

RESALTA, our Mexican trailer sales/distribution company, has the exclusive right to distribute Hyundai truck trailers in Mexico.

REMEX, our Mexican lease/rental subsidiary, leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This reduces our foreign exchange risk, transferring it to the lessees.

Prime Time Trailers, our U.S. trailer sales/distribution company, has the rights to distribute Hyundai truck trailers in Texas and the southwestern United States. We acquired Prime Time Trailers on May 1, 2006, from the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead truck trailers. We now operate the acquired business through our wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers.

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

In conjunction with the private equity placement on May 1, 2006, our Company Chairman and largest shareholder converted $871,866 of debt owed to him by the Company into 2,179,664 shares of common stock at $0.40 per share, and received warrants to purchase another 2,179,664 shares of common stock at an exercise price of $0.90 per share. Since the shareholder’s debt was converted at a price discount of $0.36 per share less than the last public trade prior to May 1, 2006 of $0.76 per share, the Company recognized a loss on the extinguishment of the shareholder debt of the total discount of $784,679. This non-cash loss is recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2006.

The placement agent that coordinated the private equity placement received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (the “Sub-Warrant”) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares within 180 days of the placement date. As a result, as of December 31, 2007, the placement agent holds warrants to purchase a total of 575,000 shares, and Sub-Warrant to purchase up to 575,000 shares.

Proceeds from the private equity placement totaled $2,300,000, offset by cash offering costs of $303,292 paid in 2006, $81,284 incurred in prior years, and $138,000 pending to be paid as of December 31, 2006, as well as the non-cash offering cost of $446,142 related to the fair value of the placement warrants. The resulting net increase to stockholder equity was $1,777,424. In addition, the conversion of the Company’s debt of $871,866 with the Chairman and largest stockholder, and the related discount of $784,679, resulted in a net increase to stockholder equity of $1,656,544. The combined impact of the concurrent equity transactions was a net increase to stockholders’ equity of $3,433,968.

In conjunction with the private equity placement that took place on May 1, 2006, the Company was required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing such registration statement Form SB-2 (the “Registration Statement”) on October 5, 2006. However, the Company also was obliged to have caused such Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 would result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of August 13, 2007, the Registration Statement was declared effective. The Company was required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waive such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company increased the penalty fee payable by $69,000 during the year ended December 31, 2007, with a related charge being reflected in the Company’s Consolidated Statement of Operations for the period then ended. The remaining liability of $184,000 is included in accounts payable and accrued expenses as of December 31, 2007, and was subsequently paid to the investors in January 2008.

Acquisition

On May 1, 2006, through our wholly-owned subsidiary CapSource Equipment Company, Inc., a Nevada corporation, we entered into an Asset Purchase Agreement with Prime Time Equipment, Inc. (a Fontana, California based authorized California dealer for Hyundai Translead trailers), and its shareholder, Kenneth Moore, to purchase substantially all of Prime Time’s assets and business for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that were paid in due course. The total purchase price consideration of $1,970,000 was allocated to the assets acquired, including identifiable intangible assets, based on our estimate of the respective fair values at the date of acquisition. Such estimate resulted in a valuation of $498,390 for intangible assets, comprised of a non-competition agreement and the value of acquired trade names. The fair values of the intangible assets are subject to periodic reviews, at least yearly, for possible impairment to their carrying values. As of December 31, 2007, the net book value (“NBV”) of the acquired intangible assets as reported in our consolidated balance sheet is $332,260, net of accumulated amortization of $166,130. We believe that the NBV reported as of December 31, 2007 reflects the fair value of the intangible assets as of that date.

We acquired the Prime Time business in order to expand our operations into the California market as part of our strategic plan to provide equipment and services along the major transportation corridors to and from Mexico. In addition, the acquisition allows us to diversify our concentration away from Mexico. The results of the Prime Time operations are included in the Company’s consolidated financial statements since May 1, 2006.

RESULTS OF OPERATIONS

The Company’s consolidated financial statements include the results of U.S. based Prime Time Trailers, as of the date of acquisition on May 1, 2006.

Summary of Net Sales and Gross Profit By Country (U.S. $ Thousands)

	Year Ended December 31
	2007			2006
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$38,502.0	$7,401.5	$45,903.5	$31,123.2	$5,163.1	$36,286.3
Cost of sales and operating leases	(35,914.2)	(7,139.5)	(43,053.7)	(29,115.2)	(4,819.2)	(33,934.4)
Gross profit	$2,587.8	$262.0	$2,849.8	$2,008.0	$343.9	$2,351.9
Margin %	6.7%	3.5%	6.2%	6.5%	6.7%	6.5%

PERFORMANCE IN 2007 COMPARED WITH 2006

For the year ended December 31, 2007, our consolidated net sales increased by 26.5%, or $9,617,191, to $45,903,475 compared to $36,286,284 for the same period of 2006. Net sales is made up of two components: trailer and parts sales, which improved in 2007 by $9,622,400, an increase of 26.9% over the same period of 2006; and lease/rental income, which declined by $5,209 in 2007, a reduction of 0.9% compared to the same period last year. The trailer/parts sales increase resulted from a 17.6% increase in sales volume in 2007, or $6,331,653, of which $3,810,635 was due to increased sales volume in our Mexican operations, and sales volume improvement of $2,521,019 in our U.S. operations. In addition, price increases of approximately 9.3% in our Mexican operations added $3,573,370 to the total growth in consolidated net sales. Due to pricing pressures in the U.S. market, our U.S. operations experienced an average price decline in 2007 of approximately 3.8%, negatively affecting consolidated net sales by $282,624. The sales volume growth in both our Mexican and U.S. operations was driven by our continuing emphasis on expanding trailer sales. The price increases in our Mexican operations were driven principally by our need to raise prices to offset significant increases in the costs to acquire both new and used trailer inventory. We have continued to concentrate our working capital in trailer sales inventory and facilities.

Gross profit consists of net sales and rental income less cost of sales and operating leases. For the year ended December 31, 2007, gross profit increased 21.2% to $2,849,813 compared to $2,351,863 for the same period last year. This increase in gross profit was due, in part, to the increase in total sales volume, partially offset by a reduction in the average gross profit per unit sold by our U.S. operations. The decline in average gross profit per unit in the U.S. operations was the result of pricing pressures brought on by weakening demand for truck trailers in 2007. In order to stimulate sales concurrent with the inventory cost increases, we have not passed on some of the cost increases to our U.S. customers.

For the year ended December 31, 2007, selling, general and administrative expense was $3,480,736 compared to $3,739,314 for the same period of 2006. In 2006, we recorded a one-time, non-cash charge of $784,679 related to the conversion of stockholder debt. Excluding the one-time charge in 2006, selling, general and administrative expense for the year ended December 31, 2007 increased by $526,101 compared to $2,954,635 for the same period of 2006. This increase was due in part to growth in 2007 of approximately $402,000 in selling, general and administrative expense of our acquired U.S. operations. We also incurred additional expenses in 2007 related to filing the registration statement in conjunction with the private placement that took place in 2006, including legal expenses and the penalty expense of $69,000 caused by the delay the Company experienced in having the registration statement declared effective.

Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. For the year ended December 31, 2007, we recognized an operating loss of $630,923, compared to $1,387,451 for the same period of 2006. Excluding the one-time charge of $784,679 in 2006, the operating loss for the year ended December 31, 2007 increased by $28,151 compared to $602,772 for the same period of 2006. This increase in the operating loss resulted from the increase in selling, general and administrative expense, partially offset by the growth in trailer sales and gross profit.

Net interest expense for the year ended December 31, 2007 was $1,002,368 compared to $365,103 for the same period of 2006. The increase of $637,265 (including loan origination fees of $78,223) resulted from additional debt in 2007 utilized to finance inventory growth.

Foreign exchange loss, net, was a loss of $62,037 in the year ended December 31, 2007, compared to a loss of $27,947 in the same period of 2006. Foreign exchange loss increased in 2007 compared to 2006, primarily because the exchange rate of the US dollar in relation to the Mexican peso weakened during the year ended December 31, 2007, resulting in foreign exchange loss incurred on 44 million peso debt that we held during the third and fourth quarters of 2007.

Income taxes of $70,467 and $48,701 were accrued for the years ended December 31, 2007 and 2006, respectively. This tax primarily represents an alternative tax on assets of $41,775 and $46,644 in 2007 and 2006, respectively, incurred by our Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable income. The 2007 and 2006 income tax expense also includes approximately $800 of income tax in both years related to the Company’s U.S. operations and $27,892 and $1,300, respectively, of income tax related to the Company’s Mexican operations.

Our net loss for the year ended December 31, 2007 was $1,765,795, or $0.09 per diluted share, compared to a net loss of $1,829,202, or $0.11 per diluted share for the same period of 2006. The improvement of $63,407 in net loss includes the impact of increased sales and gross profit, offset by the increases in selling, general and administrative expense, net interest expense and other expense. In addition, net loss in 2006 includes the one-time charge of $784,679.

PERFORMANCE IN 2006 COMPARED WITH 2005

For the year ended December 31, 2006, our consolidated net sales increased by 76.1% to $36,286,284 compared to $20,608,509 for the same period of 2005. Net sales is made up of two components: trailer and parts sales, which improved in 2006 by $15,645,101, an increase of 77.9% over the same period of 2005; and lease/rental income, which improved by $32,674 in 2006, an increase of 6.2% over the same period last year. The trailer/parts sales growth resulted from a 74.1% increase in sales volume in 2006, or $15,268,659, of which $10,105,648 was due to volume growth in our Mexican operations as well as sales of $5,163,046 contributed by our newly acquired U.S. trailer sales operation. In addition, price increases of approximately 1.3% in our Mexican operations added $410,334 to the total growth in consolidated net sales. The sales growth in our Mexican operations was driven by our continuing emphasis on expanding trailer sales volume in Mexico. We continued to concentrate our working capital in trailer sales inventory and facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering in July 2003, and through a private equity placement that took place on May 1, 2006.

Our principal uses of capital have been to fund our operating losses and to expand our operations pursuant to our strategic business plan, and increase sales by adding to equipment inventory. On May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., for a total purchase price of approximately $1,970,000, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder of $1,014,290 paid in cash. The purchase price included $498,390 for identifiable intangible assets.

Net cash used in operating activities was $670,479 for the year ended December 31, 2007, compared to $3,479,378 for the same period of 2006. Net operating cash used in the year ended December 31, 2007 decreased compared to the same period of 2006, primarily due to decreases of $7,882,842 in inventory and $1,345,408 in rents and accounts receivable and other receivables, partially offset by a decrease in accounts payable of $8,003,754 in 2007. In the same period of 2006, inventory grew by $11,372,281 but was partially offset by increases of $9,073,947 in accounts payable and $682,132 in customer deposits and advance payments.

During the year ended December 31, 2007, we acquired property and equipment of $394,451, which primarily was equipment for the lease/rental pool, offset by proceeds of $73,218 from disposals. This compares to $169,097 and $43,289, respectively, for the year ended December 31, 2006. In addition, during the year ended December 31, 2006, we acquired the net operating assets of Prime Time Equipment Company, Inc. for a net cash disbursement of $1,014,290. As a result, net cash used in investing activities was $321,233 for the year ended December 31, 2007, compared to $1,140,098 for the year ended December 31, 2006.

During the years ended December 31, 2007 and 2006, we received proceeds from issuance of shareholder debt of $1,105,694 and $1,630,200, respectively. In addition, during the same periods, we received proceeds from notes payable and credit line of $22,799,431 and $6,408,281, respectively, which included $17,639,150 and $5,793,375, respectively, in conjunction with the floor plan lines of credit from Navistar Financial Corporation. During the years ended December 31, 2007 and 2006, we repaid debt of $23,143,047 and $5,510,178, respectively, including repayments of $17,856,718 and $3,517,555, respectively, against the floor plan lines of credit. In addition, during the year ended December 31, 2006, we received proceeds of $137,500 from the exercise of common stock warrants, and proceeds of $2,300,000 from the sale of common stock, which was partially offset by offering costs of $303,292. As a result, net cash provided by financing activities for the years ended December 31, 2007 and 2006 was $762,078 and $4,662,511, respectively.

On May 1, 2006, the Company’s Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

As of December 31, 2007, we had committed to purchase additional trailers from Hyundai Translead at a total purchase price of approximately $12,636,280, towards which we had made down payments of approximately $14,536. Under the terms of the commitment, we must pay Hyundai the balance due of approximately $12,621,744 upon taking delivery of the trailers. We increased our inventory levels during the first half of 2007, in order to ensure an uninterrupted supply sufficient to meet customer demand. However, due to a weakening market demand for truck trailers, we scaled back our orders for the remainder of 2007, in order to reduce inventory to reflect the market decline. We have placed additional, unconfirmed orders for delivery during 2008 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2008. These orders can be canceled without liability to the Company.

On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Subsequent to December 31, 2007, and as of March 26, 2008, the Company’s Chairman loaned the Company an additional $301,000 under a working capital note (total of $1,091,693 since February 28, 2007).

Since its inception, the Company has generated losses from operations, and as of December 31, 2007, we had an accumulated deficit of $14,924,342 and a working capital deficit of $361,224. We believe that the cash on hand as of December 31, 2007, together with the floor plan financing arrangements, other debt agreements, and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other Company investors fail to provide additional financial support to the Company if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

MATURITIES OF DEBT

Maturities of the Company’s aggregate debt (principal only) by year are as follows:

Year Ended December 31:

2008	$5,969,295
2009	$706,277
2010	$40,375
Total	$6,715,947

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

Our trailer sales/distribution operations require two forms of financing – equity and a short-term credit facility commonly referred to as “floor plan” financing. Floor plan financing is used to finance the purchase of inventory on an ongoing basis. The floor plan facility is repaid through the sale of equipment. As we increase our sales volume and inventory needs, we will seek to increase our current floor plan credit lines.

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

There is no assurance that we will be able to obtain additional financing, either for growing our trailer sales operations or for expanding our leasing operations.

Our strategy is to continue to expand operations by achieving profitability, and through acquisitions. Future financing may result in dilution to holders of our common stock. We anticipate that funds required for future acquisitions and the integration of acquired businesses will be provided from the proceeds of future debt offerings and additional stock offerings. However, there can be no assurance that we will be able to identify suitable acquisition candidates in the future, that suitable financing for any such acquisitions will be obtained, or that any such acquisitions will occur. Our growth strategy will require expanded support, increased personnel throughout our business, expanded operational and financial systems and implementation of new control procedures. These factors will affect our future results and liquidity.

In order to conserve capital resources, our policy is to lease our physical facilities. As of December 31, 2007, we had no material commitments to purchase capital assets.

INFLATION

Inflation in Mexico has abated in the last few years. For example, the rate of inflation in Mexico has fallen from 6.4% in 2003 to 3.4% in 2007. Banamex is projecting an inflation rate of 3.8% in 2008 and 3.2% in 2009. Nevertheless, increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in lease rates or equipment sales revenue, could adversely impact results of operations in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

			Director Since:
Randolph M. Pentel	49	Chairman of the Board, Director	1998
Fred C. Boethling	62	President, Chief Executive Officer and Director	1998
Steven Reichert	60	Vice President, General Counsel and Director	1998
Steven J. Kutcher	55	Vice President, Chief Financial Officer	1998
Lynch Grattan	57	Director General, Mexico and Director	1998

Randolph M. Pentel. Chairman of the Board, Director – CapSource Financial, Inc.; Director – Rentas y Remolques de Mexico, S.A. de C. V.; Director – Remolques y Sistemas Aliados de Transportacion, S.A. de C. V.

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

Fred C. Boethling. President, Chief Executive Officer and Director – CapSource Financial, Inc.; Director – Rentas y Remolques de Mexico, S.A. de C. V; Director – Remolques y Sistemas Aliados de Transportacion, S.A. de C. V.

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

Steven E. Reichert. Vice President, General Counsel, Secretary and Director – CapSource Financial, Inc.; Director – Rentas y Remolques de Mexico, S.A. de C. V.; Director – Remolques y Sistemas Aliados de Transportacion, S.A. de C. V.

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

Steven J. Kutcher. Vice President and Chief Financial Officer – CapSource Financial, Inc.

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

Lynch Grattan. Director – CapSource Financial, Inc.; Director General and Director – Rentas y Remolques de Mexico, S.A. de C. V.; Director General and Director – Remolques y Sistemas Aliados de Transportacion, S.A. de C. V.

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

Audit Committee

Our entire Board of Directors has acted as our audit committee. Because our securities are not listed on one of the national exchanges or an inter-dealer quotation system, we were not required to appoint a separate audit committee comprised of three independent directors. In 2008 we will attempt to expand our Board of Directors to include three independent directors. Should that goal be accomplished we would then appoint an audit committee of the board of directors. Having an independent audit committee is one of the various prerequisites for listing on one of the national exchanges.

Code of Ethics

We have adopted a formal code of ethics and an employee code of conduct. Both are posted on our website at www.capsource-financial.com. Any amendment of our code of ethics or a grant of a waiver of its application will be posted on our website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, no officer, director or stockholder of the Company has failed to timely file a report under Section 16(a) during 2007, except as follows: one Form 4 for Whitebox Intermarket Partners LP, one Form 4 for Scot W. Malloy, and one Form 4 for Bruce W. Nordin.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information regarding compensation earned by or paid to our Chief Executive Officer, Vice President/General Counsel and Vice President/Chief Financial officer during each of the past two years.

CapSource Financial, Inc.

Summary Compensation Table

As of 12/31/07

Name & Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Warrant Awards	All Other Compensation	Total

Fred C. Boethling,	2007	$195,000	[1]	—	—	—	—	$195,000
CEO and President	2006	$180,000						$180,000

Steven E. Reichert,	2007	$163,000	[1]	—	—	—	—	$163,000
VP & GC	2006	$150,333						$150,333

Steven J. Kutcher,	2007	$172,000	[1]	—	—	—	—	$172,000
Consultant, CFP & VP	2006	$158,667						$158,667

1  Effective August 16, 2007, Messrs Boethling, Kutcher and Reichert agreed to defer approximately 12% of their total compensation beginning on that date and continuing for an unspecified period of time. As of December 31, 2007, the amount of compensation included in total compensation but deferred was $8,837 in the case of Mr. Boethling, $7,387 for Mr. Kutcher and $7,794 for Mr. Reichert. These salary deferrals have continued into 2008. As of March 15, 2008, each of the above executives continues to defer 12% of his salary. There is currently no plan to cease these salary deferrals and no date has been agreed upon in which to pay any deferred salary amounts to the executives.

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

On January 9, 2006, the Company entered into an employment agreement with Steven J. Kutcher as its vice president and chief financial officer effective as of that date. The contract provided for an annual minimum base salary of $132,000 subject to adjustments at the discretion of the Board of Directors, participation in any other insurance, pension, savings and health and welfare plans offered by the Company and three months severance, and a grant of $33,000 worth of restricted stock valued at $0.70 per share vesting one-third on the first, second and third anniversary dates of the agreement. On May 1, 2006, the salary was increased to $172,000 and the severance was changed to five months. The employment agreement is for a term of three years. During the past five years Mr. Kutcher has served as our chief financial officer and has acted as a financial consultant to us.

The employment agreements set forth all arrangements between our company and each of our named executive officers in connection with termination of employment, change of control, and any changes to the named executive officer’s responsibilities following a change of control.

Stock Options, Warrants

No options were granted to the named executive officers, and no options were exercised by the named executive officers during 2007. No warrants were granted to any of the named executive officers and no warrants were exercised by the named executive officers during 2007.

The following table summarizes the outstanding equity awards to which our named executive officers were entitled at December 31, 2007.

Outstanding Equity Awards at 12-31-2007

Name	Number of Securities Underlying Unexercised Warrants Exercisable(1)	Number of Securities Underlying Unexercised Warrants Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date

Fred C. Boethling,	25,000(1)	—	1.75	12/31/2008
Chief Executive Officer and President	25,000(1)	—	.80	12/31/2009
	25,000(1)	—	.70	01/03/2011

Steven E. Reichert	25,000(1)	—	1.75	12/31/2008
Vice President & General Counsel	25,000(1)	—	.80	12/31/2009
	25,000(1)	—	.70	01/03/2011

Steven J. Kutcher	25,000(1)	—	1.75	12/31/2008
Vice President & Chief Financial Officer	12,500(1)	—	.80	12/31/2009

(1)   These warrants vested 100% at the time of grant and were granted to the executive in his capacity as a director. Each warrant has a five year term.

Director Compensation

Except for 2006 and 2007, beginning in 1999, each year we granted employee members of the Board of Directors for their services on the Board, warrants to purchase 25,000 shares of common stock at prices determined to be fair market value at the time of grant. We also granted non-employee members of the Board of Directors for their services on the Board, warrants to purchase 50,000 shares of common stock at prices determined to be fair value at the time of grant, and a right to receive $500 fee per meeting attended. However, Board members have always waived receiving this fee, and it has never been paid. All warrants are vested immediately and expire five years from the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)                  Security ownership of certain beneficial owners (5% or greater).

The following table presents information provided to us about the beneficial ownership of our Common Stock as of March 31, 2008, by persons known to us to hold 5% or more of our stock. All shares represent sole voting and investment power, unless indicated to the contrary.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares

Randolph Pentel(1)(2)	15,790,885	53.7%
Pandora Select Partners L.P. (3)(4)(5)	5,750,000	19.60%
Whitebox Intermarket Partners L.P. (3)(4)(5)	5,745,000	19.5%

(1)	The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2)

Includes 2,329,664 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 50,000 have an exercise price of $1.75 and expire on 12/31/2008; 50,000 have an exercise price of $.80 and expire on 12/31/2009; 50,000 have an exercise price of $.70 and expire on 1/3/20011; and 2,179,664 have an exercise price of $.90 and expire on 5/1/2011.

(3)

The address of the named entity is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416. Andrew Redleaf holds sole voting and investment control over these common shares and warrants as the managing member of Whitebox Advisors, LLC, which is the managing member of both Pandora Select Advisors, LLC and Whitebox Intermarket Advisors, LLC, the general partners of Pandora Select Partners, L.P., and Whitebox Intermarket Partners, L.P., respectively.

(4)	Includes 2,875,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable at $.90 with an expiration date of April 30, 2011.
(5)	Includes 750,000 shares of common stock issued upon the exercise of the right to purchase such shares within 180 days of May 1, 2006 at $0.40 per share.

(b)                  Security ownership of management.

The following table presents information provided to us as to the beneficial ownership of our common stock as of March 31, 2008, by all current directors, executive officers and all directors and executive officers as a group. All shares represent sole voting and investment power, unless indicated to the contrary.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares

Fred C. Boethling (2)	407,730	1.5%
Steven Reichert (2)	378,230	1.4%
Randolph Pentel (3)	15,790,885	53.7%
Lynch Grattan (2)	75,000	0.3%
Steven Kutcher (4)	47,355	0.2%

All directors and officers and as a group (5 persons) (5)	16,699,200	56.8%

(1)	The address of the named individual is c/o CapSource Financial, Inc., 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302.
(2)

Includes 75,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 25,000 have an exercise price of $1.75 and expire on 12/31/2008; 25,000 have an exercise price of $.80 and expire on 12/31/2009; and 25,000 have an exercise price of $.70 and expire on 1/3/2011.

(3)

Includes 2,329,664 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 50,000 have an exercise price of $1.75 and expire on 12/31/2008; 50,000 have an exercise price of $.80 and expire on 12/31/2009; 50,000 have an exercise price of $.70 and expire on 1/3/2011; and 2,179,664 have an exercise price of $.90 and expire on 5/1/2011.

(4)

Includes 37,500 shares of common stock issuable upon the exercise of warrants that are currently exercisable as follows: 25,000 have an exercise price of $1.75 and expire on 12/31/2008; and 12,500 have an exercise price of $.80 and expire on 12/31/2009.

(5)	Includes 2,592,164 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders, 2001 Stock Option Plan	0	N/A	550,000

Equity compensation plans not approved by security holders, Discretionary Warrants	462,500	$1.06	—

Total	462,500	$1.06	550,000

Warrants

At March 31, 2008, we had outstanding warrants to purchase a total of 8,967,164 shares of common stock exercisable at prices ranging from $.48 per share to $1.75 per share and expiring at varying times through May 1, 2011. Of such warrants, 8,504,664 were issued in connection with a number of financing transactions, and 462,500 were issued in connection with consulting arrangements and as compensation to members of the Board of Directors. See “Director Compensation”. The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders for shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made. No warrants have been issued or will be issued with an exercise price of less than eighty-five percent (85%) of the fair market value on the date of grant. No warrants have been issued or will be issued with a term of longer than five years.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliated Transactions

We currently sublease our Colorado office by reimbursing our president, Fred Boethling, at approximately 86% of the lease cost to him for 1,100 square feet of commercial office space at 2305 Canyon Boulevard, Suite 103, Boulder, Colorado 80302. Mr. Boethling is reimbursed in the approximate amount of $2,250 per month for the use of this space.

A company in which Randolph M. Pentel, our Chairman and largest shareholder, has a substantial interest, has on occasion provided the use of an aircraft for travel for certain executive officers. We have paid no more and no less than the price of a first class ticket charged by commercial airlines flying to the same destination on those dates. While there is no arrangement or assurance that the use of this aircraft will be made available in the future, if the occasion arises it is expected that the same payment terms will be followed.

Randolph Pentel has provided the majority of financing to us at interest rates more favorable than those available from unaffiliated third parties. We lacked disinterested directors that could ratify these transactions at the time these transactions were initiated. There is no assurance that such favorable financing will be available to us in the future.

To satisfy the Company’s liquidity needs Randolph Pentel, the Company’s Chairman of the Board and majority stockholder, from time to time has made unsecured loans to the Company. During the year ended December 31, 2007, Mr. Pentel loaned the Company $790,693. As of December 31, 2007, the outstanding loans by him to the Company, classified as short-term debt payable to stockholder totaled $2,341,559, including accrued interest of $84,196. The total interest expense on the Pentel loans was approximately $139,600 for the year ended December 31, 2007. The Company repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the year ended December 31, 2007. Subsequent to December 31, 2007 and as of April 14, 2008, Mr. Pentel loaned the Company an additional $366,500.

On August 10, 2007, the Company obtained additional term loans from two other major investors, totaling $300,000, to finance the Company’s working capital needs. The loans, which bear interest at 9.0%, are for a period of two years and are included as long-term debt on the Company’s balance sheet as of September 30, 2007. The Company’s Chairman of the Board, Randolph Pentel, is personally guaranteeing the loans to the lenders.

From time to time we have offered both convertible and non-convertible notes to investors. The following table summarizes outstanding notes issued by us and held by affiliated persons and the principal amounts due as of December 31, 2007:

	Principal Amount	Date	Rate	Maturity

Steven J. Kutcher, (custodian for Anthony J. Kutcher UTMA)	$ 40,000	12/31/03	10%	1/05/08

Steven J. Kutcher, (custodian for Nicole E. Kutcher UTMA)	$ 40,000	12/31/03	10%	1/05/08

Irwin Pentel	$ 160,000	12/31/04	9%	1/05/09

Randolph M. Pentel	$1,466,669	8/31/06	LIBOR + 2.00%	8/31/07

Randolph M. Pentel	$ 790,693	2/28/07	9.50%	Various

Whitebox Intermarket Partners LP	$ 150,000	8/10/07	9%	8/10/09

Pandora Select Partners LP	$ 150,000	8/10/07	9%	8/10/09

Steven E. Reichert	$ 9,000	12/31/07	9.5%	1/31/08

Prime Time Equipment Company	$ 24,100	3/01/07	10%	Various

Appointment of Independent Directors and Amendment of Bylaws

We had successfully appointed three independent directors, Wayne Hoovestol, Scot Malloy and Bruce Nordin. However, as of December 31, 2007, all three directors have resigned. While our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of directors be independent, we have adopted the definition of independence utilized by the NASDAQ National Market. According to NASDAQ an independent director is: (1) a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director; (2) a person who is not currently, nor at any time during the past three years was, employed by the company or by any parent or subsidiary of the company; and (3) a person other than a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service; (4) a person other than director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer; (5) a person other than a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs; (6) a person other than a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or (7) a person other than director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years. Our definition of independence can be found at our website www.capsource-financial.com. We have amended our Bylaws to require the appointment of at least two independent directors and the approval by independent directors of any future material transactions, loans or forgiveness of loans. As a result of the resignation of three independent directors, we will use our best efforts to recruit independent directors in 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees have been, or will be, billed by Gordon, Hughes & Banks, LLP and BDO Hernández Marrón y Cía., S.C., the Company’s independent auditors for the fiscal years ending December 31, 2007 and December 31, 2006, respectively.

Audit Fees

The aggregate fees billed or to be billed by Gordon, Hughes & Banks, LLP and BDO Hernández Marrón y Cía., S.C. for services for the fiscal years ended December 31, 2007 and December 31, 2006, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $41,000 and $53,000 for Gordon Hughes & Banks and $152,000 and $176,000 for BDO Hernández Marrón y Cía., S.C., respectively.

Audit-Related Fees

The Company did not incur any audit-related fees for the fiscal years ended December 31, 2007 or December 31, 2006.

Tax Fees

The Company did not incur any fees with Gordon, Hughes & Banks, LLP or BDO Hernández Marrón y Cía., S.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 or December 31, 2006.

All Other Fees

The Company did not incur any other fees with Gordon, Hughes & Banks, LLP or BDO Hernández Marrón y Cía., S.C. for the fiscal years ended December 31, 2007 or December 31, 2006.

Pre-Approval Policies

The Board of Directors of the Company acts as the audit committee for the Company. The Board of Directors does not have any specific pre-approval policies and procedures with respect to the engagement of auditors. All of the fees discussed above were approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS
Exhibit No.	Description

*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
****3.2.1	Amended By-laws
*4.1	Specimen of Common Stock Certificate
***4.2	Registration Rights Agreement between the Company, Randolph M. Pentel, Pandora Select Partners L.P. and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.3	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Pentel and Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.4	Warrant granted to Whitebox Intermarket Partners L.P. dated May 1, 2006
***4.5	Warrant granted to Pandora Select Partners L.P. dated May 1, 2006
***4.6	Voting Agreement and Irrevocable Proxy between the Company, Randolph M. Pentel and Pandora Select Partners L.P. dated May 1, 2006
***4.7	Placement Agent Warrant dated May 1, 2006
******4.8	Warrant granted to Randolph M. Pentel dated May 1, 2006
++4.9	Warrant granted to Public Securities, Inc. as Underwriter, dated August 29, 2003
++5.1	Opinion of Rider Bennett Egan and Arundel LLP
*10.1	Employment Agreement dated December 10, 2000 between the Company and Fred C. Boethling
++10.1.1	Amendment No. 1 to Employment Agreement between the Company and Fred C. Boethling, dated April 21, 2006
*10.2	Employment Agreement dated December 10, 2000 between the Company and Steven E. Reichert
++10.2.1	Amendment No. 1 to Employment Agreement between the Company and Steven E. Reichert, dated April 21, 2006
*10.3	Employment Agreement dated December 10, 2000 Between Company and Lynch Grattan
*10.4	CapSource Financial, Inc. 2001 Omnibus Stock Option and Incentive Plan
*10.5	Form of Warrant Agreement
*10.6	Form of Certificate for Common Stock Purchase Warrants
*****10.7	Hyundai Dealer Agreement
*10.10	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Anthony J. Kutcher, UTMA
*10.11	12% Convertible Promissory Note dated November 6, 2001 in Favor of Steven J. Kutcher as custodian for Nicole E. Kutcher, UTMA
**10.12	Employment Agreement dated January 9, 2006 between the Company and Steven J. Kutcher
++10.12.1	Amendment No. 1 to Employment Agreement between the Company and Steven J. Kutcher, dated April 21, 2006
***10.13	Securities Purchase Agreement between the Company and Whitebox Intermarket Partners L.P. dated May 1, 2006
***10.14	Securities Purchase Agreement between the Company and Pandora Select Partners L.P. dated May 1, 2006
***10.15	Navistar Wholesale Floor Planning Financing Agreement between CapSource Equipment Company, Inc. and Navistar Financial Corporation, effective May 1, 2006
***10.16	Prime Time Asset Purchase Agreement between the Company and Prime Time Equipment, Inc. dated May 1, 2006
+11.1	Statement Regarding Computation of Per Share Earnings
++21.1	List of Subsidiaries
++23.1	Consent of Gordon, Hughes and Banks, LLP
++23.2	Consent of BDO Hernández Marrón y Cía, S.C.
+31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of C.E.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.2	Certification of C.F.O. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+	Filed herewith
++	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 5, 2006, as amended by the Company’s Amendment No. 1 to Form SB-2 filed January 17, 2007
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002
**	Incorporated by reference to the Company’s Form 8-K filed January 11, 2006
***	Incorporated by reference to the Company’s Form 8-K filed May 5, 2006
****	Incorporated by reference to the Company’s Form 8-K filed May 26, 2006
*****	Incorporated by reference to the Company’s Form 8-K filed September 8, 2006
******	Incorporated by reference to the Company’s Form 8-K filed originally on May 5, 2006, as amended by Amendment No. 1 filed July 14, 2006, as amended by Amendment No. 2 filed January 17, 2007

The financial statements filed as part of this report are listed separately in the Index to Financial Statements immediately following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2008

CAPSOURCE FINANCIAL, INC.

By:	/s/ Fred C. Boethling
Fred C. Boethling,
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 15, 2008

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

Supplemental Information Furnished with Form 10-K

No annual report or proxy material has been sent to security holders as of the date of the filing of this Form 10-K. The Company does expect that proxy materials will be furnished to security holders subsequent to the filing of this Form 10-K. The Company shall furnish copies of any such proxy materials to the Commission prior to the time it is sent to security holders.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(With Report of Independent Registered Public Accounting Firm Thereon)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CapSource Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CapSource Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the CapSource Equipment, Inc., a wholly owned subsidiary, whose statements reflect total assets of constituting 40% and 21% of the consolidated total assets as of December 31, 2007 and 2006, respectively, and 16% and 14% of the consolidated revenues for the years ended December 31, 2007 and 2006, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the CapSource Equipment Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapSource Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Hernández Marrón y Cía., S.C.

Mexico City, Mexico

March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CapSource Equipment Company, Inc., a subsidiary of

CapSource Financial, Inc.:

We have audited the accompanying balance sheets of CapSource Equipment Company, Inc. as of December 31, 2007 and 2006, and the related statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007 and the period from May 1, 2006 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapSource Equipment Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the eight month period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GORDON HUGHES & BANKS, LLP

Greenwood Village, Colorado

February 4, 2008

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$426,191	$655,825
Rents and accounts receivable, net of allowance for doubtful accounts of $157,822 in 2007 and $60,392 in 2006	1,040,942	1,454,464
Mexican value-added taxes receivable	137,194	1,174,527
Inventory	5,718,489	13,601,331
Advances to vendors	14,536	730,963
Prepaid insurance and other current assets	121,674	77,981
Total current assets	7,459,026	17,695,091

Property and equipment, net (Note 3)	1,241,577	1,135,051

Other assets	27,355	38,494
Intangible assets, net (Note 2)	332,260	431,938
Total assets	$9,060,218	$19,300,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,699,639	$9,837,829
Deposits and advance payments	151,316	1,384,201
Notes payable (Note 6)	3,327,736	3,246,765
Payable to stockholder (Note 7)	2,641,559	1,546,668
Total current liabilities	7,820,250	16,015,463

Long-term liabilities:
Notes payable (Note 6)	746,652	1,026,000
Total long-term liabilities	746,652	1,026,000

Total liabilities	8,566,902	17,041,463

Commitments and contingencies (Note 12)

Stockholders’ equity (Note 11):
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 20,433,321 shares	204,333	204,333
Additional paid-in capital	15,213,325	15,213,325
Accumulated deficit	(14,924,342)	(13,158,547)
Total stockholders’ equity	493,316	2,259,111
Total liabilities and stockholders’ equity	$9,060,218	$19,300,574

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Equipment sales	$45,348,652	$35,726,252
Rental income from operating leases	500,100	502,272
Other	54,723	57,760
Total sales	45,903,475	36,286,284

Direct cost of equipment sales	42,657,577	33,580,175
Depreciation and direct cost of trailers under operating leases	396,085	354,246
Total cost of sales	43,053,662	33,934,421

Gross profit	2,849,813	2,351,863

Selling, general and administrative expenses	3,480,736	3,739,314
Operating loss	(630,923)	(1,387,451)
Other expense:
Interest expense, net	(1,002,368)	(365,103)
Foreign exchange losses, net	(62,037)	(27,947)
Total other expense, net	(1,064,405)	(393,050)

Loss before provision for income taxes	(1,695,328)	(1,780,501)

Provision for income taxes	(70,467)	(48,701)

Net loss	$(1,765,795)	$(1,829,202)

Net loss per basic and diluted share	$(0.09)	$(0.11)

Weighted-average number of shares outstanding, basic and diluted	20,433,321	17,367,597

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance at January 1, 2006	12,378,657	$123,787	$11,722,403	$(11,329,345)	$516,845

Common stock issued for cash	5,750,000	57,500	2,242,500	—	2,300,000
Offering costs	—	—	(968,718)	—	(968,718)
Common stock warrants issued for equity placement services	—	—	446,142	—	446,142
Conversion of payable to stockholder into common stock	2,179,664	21,796	850,070	—	871,866
Discount on payable to shareholder	—	—	784,678	—	784,678
Exercise of common stock warrants	125,000	1,250	136,250	—	137,500
Net loss	—	—	—	(1,829,202)	(1,829,202)

Balance at December 31, 2006	20,433,321	204,333	15,213,325	(13,158,547)	2,259,111

Net loss	—	—	—	(1,765,795)	(1,765,795)

Balance at December 31, 2007	20,433,321	$204,333	$15,213,325	$(14,924,342)	$493,316

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,765,795)	$(1,829,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	105,447	47,827
Depreciation and amortization	321,299	311,789
Discount on conversion of stockholder debt	—	784,678
(Gain) loss on disposal of assets	(6,914)	887
Changes in operating assets and liabilities, net of business acquired:
Rents and other receivables	1,345,408	(1,458,698)
Inventory	7,882,842	(11,372,281)
Advances to vendors and other current assets	672,734	162,453
Accounts payable and accrued expenses	(8,003,754)	9,073,947
Deposits and advance payments	(1,232,885)	682,132
Other assets	11,139	117,090
Net cash used in operating activities	(670,479)	(3,479,378)

Cash flows from investing activities:
Purchase of acquired business, net of cash	—	(1,014,290)
Purchase of property and equipment	(394,451)	(169,097)
Proceeds from disposition of property and equipment	73,218	43,289
Net cash used in investing activities	(321,233)	(1,140,098)

Cash flows from financing activities:
Proceeds from payable to stockholder	1,105,694	1,630,200
Proceeds from notes payable and credit line	22,799,431	6,408,281
Repayment of notes payable, credit line and payable to stockholder	(23,143,047)	(5,510,178)
Proceeds from exercise of commom stock warrants	—	137,500
Proceeds from sale of common stock	—	2,300,000
Payment of offering costs	—	(303,292)
Net cash provided by financing activities	762,078	4,662,511

Net (decrease) increase in cash and cash equivalents	(229,634)	43,035

Cash and cash equivalents, beginning of the year	655,825	612,790

Cash and cash equivalents, end of the year	$426,191	$655,825

Supplemental cash flow information:
Cash paid for interest	$912,827	$353,512

Cash paid for income taxes	$49,550	$58,183
Stockholder and other debt converted to common stock	$—	$871,766

See accompanying notes to consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

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

Prior to May 1, 2006, all of the Company’s sales were generated in Mexico. For the years ended December 31, 2007 and 2006, respectively, the geographic distribution of the Company’s total revenue and total assets was:

	Year Ended December 31, 2007				Year Ended December 31, 2006
	$ 000s				$ 000s
Country	Total Revenue	% of Total	Total Assets	% of Total	Total Revenue	% of Total	Total Assets	% of Total
Mexico	$38,502.0	83.9%	$5,434.3	60.0%	$31,123.2	85.8%	$15,036.6	77.9%
United States	7,401.5	16.1%	3,625.9	40.0%	5,163.1	14.2%	4,264.0	22.1%
Total	$45,903.5	100.0%	$9,060.2	100.0%	$36,286.3	100.0%	$19,300.6	100.0%

(b)	Liquidity

Since its inception, the Company has generated losses from operations, and as of December 31, 2007, had an accumulated deficit of $14,924,342 and a working capital deficit of $361,224.

In conjunction with a private equity placement, the Company increased its equity by selling 5,000,000 shares of common stock for $2,000,000 on May 1, 2006, and an additional 750,000 shares of common stock for $300,000 on October 30, 2006. In addition, on May 1, 2006, the Company’s Chairman and largest shareholder converted $871,866 of debt owed to him by the Company, into 2,179,664 shares of Company common stock.

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory credit line of approximately $3.0 million (increased to $3.5 million on May 1, 2007) from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.25% (8.75% as of December 31, 2007), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On July 1, 2006, the Company’s majority stockholder exercised warrants to purchase 125,000 shares of Company common stock at the exercise price of $1.10 per share, pursuant to the terms of the warrants, resulting in a net increase to stockholders’ equity of $137,500.

On October 23, 2006, the Company obtained a floor plan inventory credit line of $3.6 million (increased to 5.0 million on September 1, 2007) from Financieros Navistar S.A. de C.V. (Mexican subsidiary of Navistar Financial Corporation), to finance the purchase and sale of new and used truck trailers by the Company’s Mexican operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (9.16% as of December 31, 2007), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On August 17, 2007, the Company obtained a short-term loan of 44.0 million Mexican pesos (equivalent to approximately $4.0 million on the date of the borrowing) from Pure Leasing, S.A. de C. V. of Mexico City, to finance the purchase of trailers by the Company’s Mexican operations, as well as for other working capital needs. Pure Leasing, S.A. de C. V. is a major customer of the Company’s Mexican operations. The loan is for a period of 180 days and is secured by trailer inventory that is not otherwise pledged against borrowings. The loan bears interest at the Mexican Interbank Borrowing Rate plus 4.0% (11.7% as of December 31, 2007), and was repaid completely during 2007.

To satisfy the Company’s liquidity needs Randolph Pentel, the Company’s Chairman of the Board and majority stockholder, from time to time has made unsecured loans to the Company. During the year ended December 31, 2007, Mr. Pentel loaned the Company $790,694. As of December 31, 2007, the outstanding loans by him to the Company, classified as short-term debt payable to stockholder totaled $2,341,559, including accrued interest of $84,196. The total interest expense on the Pentel loans was approximately $139,600 for the year ended December 31, 2007. The Company repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the year ended December 31, 2007. Subsequent to December 31, 2007 and as of April 14, 2008, Mr. Pentel loaned the Company an additional $366,500.

On August 10, 2007, the Company obtained additional term loans from two other major investors, totaling $300,000, to finance the Company’s working capital needs. The loans, which bear interest at 9.0%, are for a period of two years and are included as long-term debt on the Company’s balance sheet as of September 30, 2007. The Company’s Chairman of the Board, Randolph Pentel, is personally guaranteeing the loans to the lenders.

In addition to new debt and equity financing obtained by the Company, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through December 31, 2008 if needed, by way of additional debt and/or equity contributions.

Company management believes that the cash to be generated from operations and the floor plan financing arrangements, plus cash on-hand at December 31, 2007, as well as additional funding expected from the Company’s Chairman and other major Company investors, will provide sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, management believes that the Company will need additional debt/equity funding, as well as successful growth in the Company’s U.S. operations, in order to satisfy long-term cash requirements.

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

An allowance for doubtful accounts is maintained at levels determined by management to be adequate based upon specific identification of certain past-due accounts, which are in the legal collection process, and deemed to be improbable as to their collection. In addition, a general percentage allowance is provided for all other past-due accounts, based on account aging. Past-due accounts are charged off against the allowance when management considers that all practical efforts to collect the accounts have been exhausted. Accounts receivable are reviewed quarterly to determine the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2007 and 2006, the allowance was increased by $105,447 and $47,827, respectively. Accounts of $8,017 were charged off against the allowance during the year ended December 31, 2007. There were no accounts charged-off against the allowance during the year ended December 31, 2006.

(g)	Mexican Value-Added Tax Receivable

Mexican value-added tax receivable is the excess of the value-added tax paid versus the value-added tax collected, which the Company is in the process of collecting as a normal value-added tax refund from the Mexican government.

(h)	Inventory

Inventory represents trailers purchased for resale and is recorded at the lower of cost or market on a first-in first-out basis.

(i)	Recognition of Revenue from Equipment Sales

Revenue generated from the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of an arrangement, that the sale price is fixed or determinable and collectibility is reasonably assured.

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

Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized ratably over the lease term. Deposits and advance rental payments are recorded as a liability until repaid or earned by the Company. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At December 31, 2007 and 2006, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations on a straight-line basis over the estimated useful life of the equipment. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other changes in future periods. At December 31, 2007, the Company had not recognized any impairment of equipment.

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

(m)	Earnings per Share

The following summarizes the weighted-average common shares issued and outstanding for the years ended December 31, 2007 and 2006:

	TWELVE MONTHS ENDED December 31,
	2007	2006
Common and common equivalent shares outstanding at beginning of period	20,433,321	12,378,657
Common shares issued for cash	—	5,750,000
Common shares issued for conversion of debt	—	2,179,664
Common shares issued for exercise of warrants	—	125,000
Common and common equivalent shares outstanding at end of period	20,433,321	20,433,321

Historical common equivalent shares outstanding at beginning of period	12,433,321	12,378,657
Weighted average common shares issued during period	—	4,988,940
Weighted average common shares	12,433,321	17,367,597

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

Warrants to purchase 8,967,164 and 9,276,998 common shares as of December 31, 2007 and 2006, respectively, were excluded from the treasury stock calculation because they were anti-dilutive due to the Company’s net losses.

(n)	Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(o)	Allowance for Impairment

An allowance for impairment is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining impairment, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset’s value, including identifiable intangible assets, is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset and is recognized in depreciation/amortization and direct costs of trailers. Asset dispositions are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed annually to determine the adequacy of the allowance for losses. As of December 31, 2007 and 2006, Company management determined that there was no impairment to the carrying value of inventory.

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

On January 1, 2006, the Company began to measure the cost of its employee stock option plans and other employee stock-based compensation arrangements in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) to provide guidance on SFAS 123R. The Company has applied SAB 107 in its adoption of SFAS 123R.

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

For the years ended December 31, 2007 and 2006, the Company did not issue any compensation related options or warrants. Therefore, as a result of adopting the new accounting standard, there was no effect on the Company’s net loss for the year then ended.

(r)	Presentation of Gross Profit in Consolidated Statement of Operations

Effective in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006; gross profit is included as a separate item. Gross profit consists of sales and rental income less cost of sales and operating leases. The Company did not include gross profit as a separate item in its Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

(s)	Effects of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. The adoption did not have any impact on the Company’s financial statements as of December 31, 2007 or for the year then ended. Company management currently is evaluating the possible impact of this Interpretation on its subsequent financial statements.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (EITF No. 06-03). EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company’s accounting policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The corresponding amounts recognized in the consolidated financial statements are not significant.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement will be effective for the Company’s year ending December 31, 2009. Company management does not expect this Statement to have a significant impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, (SFAS No. 160). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This Statement will be effective for the Company’s year ending December 31, 2009. Company management does not expect this Statement to have a significant impact on the Company’s financial statements.

In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, (EITF No. 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. This Statement will be effective for the Company’s year ending December 31, 2008. Company management does not expect this Statement to have a significant impact on the Company’s financial statements.

The Financial Accounting Standards Board, the Emerging Issues Task Force (EITF) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, Company management does not believe that any of those pronouncements would have significantly affected the Company’s financial statements or disclosures had they been in effect during 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

(2)	Acquisition

On May 1, 2006, the Company purchased substantially all of the assets and assumed certain liabilities of Prime Time Equipment, Inc. (a Fontana, California-based authorized California dealer for Hyundai Translead trailers) for total consideration of approximately $1,970,000, of which $1,014,290 was paid in cash at closing, and the balance consisted of the assumption of certain liabilities that will be paid in due course. The total purchase price consideration of $1,970,000 was allocated to the assets acquired, including identifiable intangible assets, based on Company management’s estimate of the respective fair values at the date of acquisition. Such estimate resulted in a valuation of $498,390 for intangible assets, comprised of a non-competition agreement, and the value of acquired trade names. The fair values of the intangible assets are subject to periodic reviews, at least annually, for possible impairment to their carrying values. Since the acquisition on May 1, 2006, the Company has amortized $166,130 of the value of intangible assets as a charge to selling, general and administrative expense, $99,678 and $66,452 in the years ended December 31, 2007 and 2006, respectively. Company management believes that the net book value (“NBV”) of its intangible assets as of December 31, 2007 of $332,260 reflects their fair value as of that date.

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

(3)	Property and Equipment

At December 31, 2007 and 2006, equipment consisted of the following:

	2007	2006

Trailer and semi-trailer equipment	$2,267,114	$2,036,366
Vehicles	108,168	108,729
Furniture and computer equipment	167,012	156,996

	2,542,294	2,302,091
Accumulated depreciation	(1,300,717)	(1,167,040)

Total property and equipment, net	$1,241,577	$1,135,051

(4)	Future Minimum Rental Income

Future minimum lease payments receivable from noncancelable operating leases on equipment as of December 31, 2007 are as follows:

Year ending December 31:
2008	$369,454
2009	114,481
2010	65,870
2011	53,027
2012	23,478
$626,310

(5)	Significant Customers and Suppliers

Significant Customers:

The Company’s customers are located in the United States and Mexico. Revenue from sales and leases are denominated in U.S. dollars. During the years 2007 and 2006, revenue from customers who represent greater than 10% of total revenue are as follows:

Customer	2007	2006
Customer A	$11,471,153	$13,299,055
Customer B	$13,946,375	$7,556,201

Significant Suppliers:

The Company relies primarily on one major supplier, Hyundai Translead and its Mexican subsidiary, to provide the majority of its new trailer inventory for sale or lease. The Company has distribution agreements with Hyundai Translead to sell Hyundai trailers in Mexico, Texas and the western United States. Company management believes that its relationship with Hyundai is excellent, and that its distribution agreements with Hyundai will continue to be renewed on a periodic basis. However, if that relationship were to be terminated, it would have a material adverse effect on the Company’s business. In such a case, if the Company were not able to immediately obtain new trailer inventory from another source, the Company could experience a significant reduction in sales, and related declines in gross profit and operating earnings.

(6)	Notes Payable

At December 31, 2007 and 2006, notes payable consist of unpaid principal and accrued interest, payable at the following rates:

	2007	2006
9.0% notes, due January 5, 2009	$504,000	$508,280
10.0% notes, due January 5, 2008	81,996	80,680
10.0% notes, due January 5, 2007	—	70,594
9.0% notes, due January 5, 2009	163,630	193,631
9.0% notes, due August 9, 2009	300,000	—
9.5% notes, due January 31, 2008	9,000	—
9.0% installment note, due October 1, 2010	122,213	—
Prime rate (7.50% at 12-31-07) plus 1.0% notes, due Feb 28, 2008	214,544	251,964
Prime rate (7.50% at 12-31-07) plus 1.0% revolving floor plan notes	2,721,846	2,106,669
LIBOR rate (5.24% at 12-31-07) plus 4.17% revolving floor plan notes	231,683	1,060,947
10.0% revolving credit line note, due one year after purchase	25,477	—
Total notes payable	4,074,388	4,272,765

Less: current portion	(3,327,736)	(3,246,765)
Long-term notes payable, less current portion	$746,652	$1,026,000

On May 1, 2006, in conjunction with the acquisition of the Prime Time Trailer business, the Company obtained a floor plan inventory credit line of approximately $3.0 million (increased to $3.5 million on May 1, 2007) from Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.25% (8.75% as of December 31, 2007), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On October 23, 2006, the Company obtained a floor plan inventory credit line of $3.6 million (increased to 5.0 million on September 1, 2007) from Financieros Navistar S.A. de C.V. (Mexican subsidiary of Navistar Financial Corporation), to finance the purchase and sale of new and used truck trailers by the Company’s Mexican operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (9.16% as of December 31, 2007), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

On August 17, 2007, the Company obtained a short-term loan of 44.0 million Mexican pesos (equivalent to approximately $4.0 million on the date of the borrowing) from Pure Leasing, S.A. de C. V. of Mexico City, to finance the purchase of trailers by the Company’s Mexican operations, as well as for other working capital needs. Pure Leasing, S.A. de C. V. is a major customer of the Company’s Mexican operations. The loan is for a period of 180 days and is secured by trailer inventory that is not otherwise pledged against borrowings. The loan bears interest at the Mexican Interbank Borrowing Rate plus 4.0% (11.7% as of December 31, 2007), and was repaid completely during 2007.

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

(7)	Payable to Stockholder

At December 31, 2007 and 2006, payable to stockholder consists of the following:

	2007	2006
LIBOR rate (5.24% at 12-31-07) plus 2.0% notes, due Sept. 6, 2008, unsecured	$1,534,777	$1,546,668

Prime rate (7.0% at 12-31-07) plus 1.0% notes, due various dates, unsecured	806,782	—

9.0% notes due August 9, 2009, personal guarantee of Company chairman	300,000	—

Total payable to stockholder	2,641,559	1,546,668

Less: current portion	(2,641,559)	(1,546,668)

Long-term notes payable, less current portion	$—	$—

During the year ended December 31, 2007, Mr. Pentel loaned the Company $790,694. As of December 31, 2007, the outstanding loans by him to the Company, classified as short-term debt payable to stockholder totaled $2,341,559, including accrued interest of $84,196. Total interest expense on the Pentel loans was approximately $139,600 for the year ended December 31, 2007. The Company repaid approximately $135,400 to Mr. Pentel in principal and interest on the loans during the year ended December 31, 2007. Subsequent to December 31, 2007 and as of April 14, 2008, Mr. Pentel loaned the Company an additional $366,500.

On August 10, 2007, the Company obtained additional term loans from two other major investors, totaling $300,000, to finance the Company’s working capital needs. The loans, which bear interest at 9.0%, are for a period of two years and are included as long-term debt on the Company’s balance sheet as of September 30, 2007. The Company’s Chairman of the Board, Randolph Pentel, is personally guaranteeing the loans to the lenders.

In addition, during 2007 the two other major investors loaned the Company a total of $15,000 of short term loans which were repaid during the year 2007.

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

Maturities of the Company’s aggregate debt per year are as follows:

Year ended December 31:
2008	$5,969,295
2009	706,277
2010	40,375
Total	$6,715,947

(8)	Inventory, Notes Payable and Credit Line

The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of December 31, 2007 and 2006, the Company had the following inventory balances, floor plan financing debt and other unsecured short-term debt:

	December 31, 2007	December 31, 2006
Inventory
Inventory, securitizing floor plan line of credit	$3,000,533	$3,169,902
Inventory, other	2,717,956	10,431,429
Total inventory	$5,718,489	$13,601,331

Notes payable and line of credit
Floor plan line of credit, secured by inventory	$2,953,529	$3,167,616
Other unsecured notes payable	374,207	79,149
Total short-term notes payable and line of credit	$3,327,736	$3,246,765

As reported in the Consolidated Statements of Cash Flows, during the years ended December 31, 2007 and 2006, the Company received proceeds from notes payable and credit line of $22,799,431 and $6,408,281, respectively, which included $17,639,150 and $5,793,375, respectively, in conjunction with the floor plan lines of credit. During the years ended December 31, 2007 and 2006, the Company repaid debt of $23,143,047 and $5,510,178, respectively, which included repayments of $17,856,718 and $3,517,555, respectively, against the floor plan lines of credit.

(9)	Accounts payable and accrued expenses

The Company purchases the majority of its new trailer inventory from Hyundai Translead, which extends payment terms of at least 45 days. In certain cases, when specific inventory is committed for sale to particular customers, Hyundai Translead allows the Company to delay payment beyond 45 days until such time as the sales of the related inventory to the particular customers have been completed. The credit terms extended to the Company by Hyundai Translead are non-interest bearing and are not secured by inventory. However, effective July 1, 2007, Hyundai Translead charges interest of 10.0% per annum on outstanding balances that exceed the 45 day payment terms. Following is a summary of the Company’s accounts payable and accrued expenses as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$848,559	$8,745,911
Other accounts payable and accrued expenses	851,080	1,091,918
Total accounts payable and accrued expenses	$1,699,639	$9,837,829

Other accounts payable and accrued expenses relate primarily to freight, customs/importation fees, and accrued employee termination costs as required under Mexican law.

(10)	Income Taxes

Income tax benefit (expense) for the years ended December 31, 2007 and 2006 differ from the amount computed by applying the U.S. federal income tax rate of 34% due to the following:

	2007	2006
Computed expected tax benefit	$576,411	$605,370
Reduction (increase) in income taxes resulting from:
State and local taxes, net of federal benefit and other	101,152	51,715
Alternative foreign tax	(41,775)	(46,644)
Adjustment for changes in enacted tax laws and rates, and the effects of indexation of utilized and expired net operating loss carryforwards	(350,735)	(27,588)
Increase in valuation allowance	(355,520)	(631,554)

Income tax expense	$(70,467)	$(48,701)

Losses before income taxes from U.S. operations were approximately $1,980,800 in 2007 and $2,080,300 in 2006. Income before income taxes from Mexican operations was $285,472 in 2007 and $299,800 in 2006.

The net income tax expense of $70,467 in 2007 and $48,701 in 2006 primarily represents an alternative tax on assets of $41,775 and $46,644 in 2007 and 2006, respectively, incurred by the Company’s Mexican operations. This alternative tax is applicable to some Mexican corporations that have no taxable earnings. The 2007 and 2006 income tax expense also includes approximately $800 of income tax in both years related to the Company’s U.S. operations and $27,892 and $1,300, respectively, of income tax related to the Company’s Mexican operations.

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

During the fourth quarter of 2007, a new tax law was enacted in Mexico that becomes effective on January 1, 2008. The new tax law eliminates the alternative tax on assets, replacing it with a new alternative tax, the Flat Rate Business Tax. The Flat Rate Business Tax is based primarily on cash flows, with certain exclusions. Under the new tax law, Mexican corporations will be required to pay the greater of the Flat Rate Business Tax or the standard income tax.

The Company estimates that its Mexican operations will incur income taxes in upcoming years that will exceed the alternative Flat Rate Business Tax. The deferred tax assets as of December 31, 2007 are calculated on the basis of the income tax laws in effect at that time, prior to the effective date of the new alternative Flat Rate Business tax.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$44,190	$16,910
Accrued expenses and customer advances	162,974	650,409
Net operating loss carryforwards	3,996,937	3,168,097
Total gross deferred tax assets	4,201,101	3,835,416

Deferred tax liabilities:
Prepaid expenses	25,398	12,233
Total gross deferred tax liabilities	25,398	12,233
Less valuation allowance	(4,178,703)	(3,823,183)
Net deferred tax assets	$—	$—

As of December 31, 2007, the Company had U.S. federal and state net operating loss carryforwards of approximately $6.7 million, which are available to offset future federal taxable income and expire at various dates from 2018 through 2027. The Company’s Mexican operations had net operating loss carryforwards of approximately $4.5 million that will expire at various dates from 2008 through 2016.

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

The Company has authority to issue different classes of common stock and preferred stock up to a total of 100,000,000 shares. At December 31, 2007 and 2006, no shares of preferred stock or other classes of common stock have been issued.

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

As partial compensation for services, the placement agent that coordinated the private equity placement initially received a warrant to purchase 500,000 shares of Company common stock at $0.48 per share, together with another warrant (Sub-Warrant) to purchase up to another 500,000 shares of common stock at $1.08 per share. The placement agent warrant and Sub-Warrant shares were automatically increased by 75,000 additional shares each, when the investors exercised their right to purchase the additional 750,000 shares on October 30, 2006. The placement agent warrants to purchase 575,000 shares are immediately exercisable, and have a five-year life. The Company estimated the value of these warrants to be approximately $446,082, using the Black-Scholes option pricing model, under the following assumptions; volatility of 100%, risk free interest rate of 4.99% and expected dividend yield of 0%. The Company recognized the warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the public offering.

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

On February 16, 2001, the Company adopted the 2001 Omnibus Stock Option and Incentive Plan (the “Plan”). The Plan provides that options to purchase shares of the Company’s common stock may be granted to key employees, directors, consultants and others who are expected to provide significant services to the Company. The exercise price of the options ranges between 85% to 110% of the fair value of the Company’s common stock at the date of grant depending on the type of option and optionee. The aggregate number of shares that can be issued under the Plan is 550,000. As of December 31, 2007, no options have been issued under the Plan.

The following summarizes information about outstanding warrants at December 31, 2007:

Exercise prices	Number of Warrants Outstanding	Weighted-average Remaining contractual life (in years)	Number of Warrants Exercisable
$0.48	575,000	3.3	575,000
$0.70	175,000	3.0	175,000
$0.80	137,500	2.0	137,500
$0.90	7,929,664	3.3	7,929,664
$1.75	300,000	1.0	300,000
	8,967,164	3.3	8,967,164

Weighted-average exercise price	$0.88		$0.88

(12)	Commitments and Contingencies

Lease/Rental Obligations:

The Company leases office space and trailer sale facilities under noncancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $356,403 and $270,114 for the years ended December 31, 2007 and 2006, respectively.

Minimum future rental payments required under these leases are as follows:

Year ending December 31:
2008	$56,849
2009	32,849
2010	8,212

$97,910

Distribution Contract:

On July 9, 2007, the Company entered into a new exclusive dealer agreement with Hyundai Translead, replacing the existing dealer agreement which was set to expire in November 2007. The new dealer agreement, which expires on December 31, 2010, grants the Company the exclusive right to continue to sell and lease Hyundai truck trailers and related equipment in Mexico. In addition, the new agreement increases the Company’s line of credit with Hyundai for its Mexican operations to $1.5 million, an increase from the previous limit of $1.0 million. The credit line is used to facilitate the purchase of truck trailer inventory. The dealer agreement does not require the Company to meet any minimum purchase requirements.

The Company also sells and distributes Hyundai truck trailers in the United States, principally in California and Texas, under an existing dealer agreement with Hyundai Translead, which will expire on June 30, 2008.

Purchase Commitments:

As of December 31, 2007, the Company had committed to purchase additional trailers from Hyundai Translead at a total purchase price of approximately $12,636,280, towards which the Company had made down payments of approximately $14,536. Under the terms of the commitment, the Company must pay Hyundai the remaining balance due of approximately $12,621,744 upon taking delivery of the trailers. In addition, the Company has placed further, unconfirmed orders for delivery during 2008 to ensure an uninterrupted supply sufficient to meet anticipated customer demand in 2008.

During the year ended December 31, 2007, the Company made trailer sales totaling approximately $8,726,000 to two customers, conditioned on the Company agreeing to repurchase some of the trailers in the future under certain circumstances. The two customers are leasing companies that buy trailers from the Company, which then are leased to their customers. Under the terms of the conditional repurchase agreements, the Company could be required to repurchase some of the trailers, if the customers’ lessees choose to return the trailers to the customers at lease termination and the customers choose not to release or sell the related trailers at that time.

As of December 31, 2007, the Company could be obligated to one customer to repurchase up to 250 trailers, which currently have estimated market values totaling approximately $5,100,000, at repurchase prices totaling $4,850,000. The prices agreed upon in the conditional repurchase agreement decline over periods from one year to ten years following the dates of original sale, terminating in the year 2017. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2017. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur loses on their subsequent sale or other disposition.

In addition, as of December 31, 2007, the Company could be obligated to a second customer to repurchase up to 96 trailers, which currently have estimated market values totaling approximately $1,900,000. The conditional repurchase period begins in the year 2010, terminating in 2014. Company management anticipates that the 96 related trailers will have estimated market values totaling approximately $1,600,000 as of July 1, 2010, the beginning of the repurchase period. As of that date, the repurchase prices agreed upon for the 96 trailers total $796,000. The prices in the conditional repurchase agreement decline over periods from three years to seven years following the dates of original sale in the year 2007. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2014. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur loses on their subsequent sale or other disposition.

Registration Rights Obligation:

In conjunction with the private equity placement that took place on May 1, 2006, the Company was required to prepare and file with the Securities and Exchange Commission, a registration statement covering all the shares that were or could be issued as a result of this transaction. The Company complied with this requirement by filing such registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also was obligated to have caused such Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 would result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

As of August 13, 2007, the Registration Statement was declared effective. The Company was required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waived such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would be approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company increased the penalty fee payable by $69,000 during the year ended December 31, 2007, with a related charge being reflected in the Company’s Consolidated Statement of Operations for the period then ended. The remaining liability of $184,000 is included in accounts payable and accrued expenses as of December 31, 2007, and was subsequently paid to the investors in January 2008.

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