Form 10-Q
period 2008-03-31
CAPSOURCE FINANCIAL INC
filed 2008-05-20
CIK 1173359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION FROM _________ TO __________

Commission file number 1-31730

CapSource Financial, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1334453
(State of incorporation)	(IRS Employer Identification No.)

2305 Canyon Boulevard, Suite 103, Boulder, CO 80302

(Address of Principal Executive Offices and Zip Code)

(Registrant’s Telephone Number, Including Area Code)   (303) 245-0515

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer       ☐ Accelerated filer      ☐ Non-accelerated filer       ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 20,433,321 shares of common stock outstanding at May 14, 2008.

CapSource Financial, Inc.

Part I – FINANCIAL INFORMATION

Item 1.   UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$528,575	$426,191
Rents and accounts receivable, net	491,924	1,040,942
Mexican value-added taxes receivable	947,873	137,194
Inventory	10,467,326	5,718,489
Advances to vendors	—	14,536
Prepaid insurance and other current assets	151,681	121,674
Total current assets	12,587,379	7,459,026

Property and equipment, net	1,272,252	1,241,577
Other assets	109,678	27,355
Intangible assets, net	321,000	332,260
Total assets	$14,290,309	$9,060,218

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,450,889	$1,699,639
Deposits and advance payments	294,777	151,316
Notes payable	4,136,420	3,327,736
Payable to stockholder	2,692,954	2,641,559
Total current liabilities	13,575,040	7,820,250

Long-term liabilities:
Notes payable long-term	1,032,978	746,652
Total long-term liabilities	1,032,978	746,652

Total liabilities	14,608,018	8,566,902

Commitments and contingencies

Stockholders’ equity (Deficit):
Common stock	204,333	204,333
Additional paid-in capital	15,213,325	15,213,325
Accumulated deficit	(15,735,367)	(14,924,342)
Total stockholders’ equity (Deficit)	(317,709)	493,316
Total liabilities and stockholders’ equity
(Deficit)	$14,290,309	$9,060,218

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007

Net sales and rental income	$2,086,534	$10,664,902
Cost of sales and operating leases	(1,898,628)	(9,962,082)
Gross profit	187,906	702,820
Selling, general and administrative expenses	(849,750)	(895,728)
Operating loss	(661,844)	(192,908)
Interest, net	(124,695)	(106,434)
Other income (expense), net	395	(18,552)
Loss before income taxes	(786,144)	(317,894)
Income taxes	(24,881)	(22,009)
Net loss	$(811,025)	$(339,903)

Net loss per basic and diluted share	$(0.04)	$(0.02)

Weighted-average shares outstanding, basic and diluted	20,433,321	20,433,321

See accompanying notes to unaudited condensed consolidated financial statements.

CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	THREE MONTHS ENDED March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(811,025)	$(339,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(6,432)	(1,887)
Depreciation and amortization	68,015	84,821
Gain on disposal of assets	(1,962)	(5,748)
Changes in operating assets and liabilities:
Rents and other receivables	(255,229)	676,292
Inventory	(4,748,837)	(1,580,661)
Advances to vendors and other current assets	(15,471)	160,558
Accounts payable and accrued expenses	4,751,250	1,623,964
Deposits and advance payments	143,461	(131,537)
Other assets	(71,063)	3,201
Net cash (used in) provided by operating activities	(947,293)	489,100

Cash flows from investing activities:
Purchase of property and equipment	(117,671)	(53,778)
Proceeds from disposition of property and equipment	20,943	12,384
Net cash used in investing activities	(96,728)	(41,394)

Cash flows from financing activities:
Proceeds from payable to stockholder	301,000	109,500
Proceeds from notes payable and credit line	2,107,236	4,213,368
Repayment of notes payable, credit line and payable to stockholder	(1,261,831)	(4,190,758)
Net cash provided by financing activities	1,146,405	132,110

Net increase in cash and cash equivalents	102,383	579,816
Cash and cash equivalents, beginning of the period	426,191	655,825

Cash and cash equivalents, end of the period	$528,575	$1,235,641

Supplemental cash flow information:
Cash paid for interest	$95,326	$119,583
Cash paid for income taxes	$25,137	$11,845

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

For the quarter ended March 31, 2008 and 2007, respectively, the geographic distribution of the Company’s total revenue and total assets was:

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	$ 000s				$ 000s
Country	Total Revenue	% of Total	Total Assets	% of Total	Total Revenue	% of Total	Total Assets	% of Total
Mexico	$817.0	39.2%	$10,804.6	75.6%	$8,689.3	81.5%	$15,214.0	78.8%
United States	1,269.5	60.8%	3,485.7	24.4%	1,975.6	18.5%	4,086.6	21.2%
Total	$2,086.5	100.0%	$14,290.3	100.0%	$10,664.9	100.0%	$19,300.6	100.0%

(2) Basis of presentation The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year, or for any other future period.

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

(3) Liquidity Since its inception, the Company has generated losses from operations, and as of March 31, 2008, had an accumulated deficit of $15,735,367 and a working capital deficit of $987,661.

In conjunction with its U.S. operations, the Company maintains a floor plan inventory credit line of approximately $3.5 million with Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.25% (6.5% as of March 31, 2008), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

In conjunction with its Mexican operations, the Company maintains a floor plan inventory credit line of approximately $5.0 million with Financieros Navistar S.A. de C.V. (Mexican subsidiary of Navistar Financial Corporation) to finance the purchase and sale of new and used truck trailers by the Company’s Mexican operations. The floor plan notes, which bear interest at LIBOR plus 4.17% (7.29% as of March 31, 2008), are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

To satisfy the Company’s liquidity needs Randolph Pentel, the Company’s Chairman of the Board and majority stockholder, from time to time has made unsecured loans to the Company. During the three months ended March 31, 2008, Mr. Pentel loaned the Company $301,000. As of March 31, 2008, the outstanding loans by him to the Company, classified as short-term debt payable to stockholder, totaled $2,686,222, including accrued interest of $127,859. The total interest expense on the Pentel loans was approximately $43,663 for the three months ended March 31, 2008. Subsequent to March 31, 2008 and as of May 14, 2008, Mr. Pentel loaned the Company an additional $121,000.

On August 10, 2007, the Company obtained additional term loans from two other major investors, totaling $300,000, to finance the Company’s working capital needs. The loans, which bear interest at 9.0%, are for a period of two years and are included as long-term debt on the Company’s balance sheet as of March 31, 2008. The Company’s Chairman of the Board, Randolph Pentel, is personally guaranteeing the loans to the lenders.

In addition to new debt and equity financing obtained by the Company, the Company’s Chairman and largest stockholder has expressed his willingness and ability to continue to financially support the Company, at least through the remainder of 2008 if needed, by way of additional debt and/or equity contributions.

Company management believes that the cash to be generated from operations and the floor plan financing arrangements, plus cash on-hand at March 31, 2008, as well as additional funding expected from the Company’s Chairman, will provide sufficient funds to satisfy obligations as they become due over the next nine months. Over the long-term, management believes that the Company will need additional debt/equity funding, as well as successful growth in the Company’s U.S. operations, and a return of our Mexican trailer sales operation to more traditional levels in order to satisfy long-term cash requirements.

The Company is seeking additional long-term debt and/or equity funding to continue operations. Should the Company be unsuccessful in growing U.S. operations, or should our Mexican trailer sales operations fail to return to more traditional levels and should the Company’s Chairman fail to provide additional funding to sustain the Company’s working capital requirements, and/or should the Company be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

(4) Inventory, notes payable and credit line The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of March 31, 2008 and December 31, 2007, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

	March 31, 2008	December 31, 2007
Inventory
Inventory, securitizing floor plan line of credit	$3,740,155	$3,000,533
Inventory, other	6,727,171	2,717,956
Total Inventory	$10,467,326	$5,718,489

Notes payable and line of credit
Floor plan line of credit, secured by inventory	$3,769,341	$2,953,529
Other unsecured notes payable and payable to stockholder	367,079	374,207
Total notes payable, line of credit and payable to stockholder	$4,136,420	$3,327,736

For the quarter ended March 31, 2008 the Company had total inventory of $10,467,326, an 83% increase compared to inventory levels at December 31, 2007. During the three months ended March 31, 2008 and 2007, the Company received proceeds from notes payable and credit line of $2,107,236 and $4,213,368, respectively, which included $2,051,349 and $4,213,368, respectively, in conjunction with the floor plan lines of credit. During the three-months ended March 31, 2008 and 2007, the Company repaid debt of $1,261,831 and $4,190, 758, respectively, which included repayments of $1,231,528 and $4,068,141, respectively, against the floor plan lines of credit.

Current inventory, notes payable, line of credit and payable to stockholder reflect the decrease in market demand for the Company’s products in the first three months of 2008.

As of May 18, 2008, the Company had received purchase orders from its clients for approximately $5.0 million of our inventory.

(5) Accounts payable and accrued expenses The Company purchases the majority of its new trailer inventory from Hyundai Translead, which extends payment terms of at least 45 days. In certain cases, when specific inventory is committed for sale to particular customers, Hyundai Translead allows the Company to delay payment beyond 45 days until such time as the sales of the related inventory to the particular customers have been completed. In addition, as an exception, Hyundai Translead allowed the Company to delay payments an average of 75 days after the 45 days of regular credit for purchases made during the quarter ended March 31, 2008. The credit terms extended to the Company by Hyundai Translead are non-interest bearing and are not secured by inventory. However, effective July 1, 2007, Hyundai Translead started charging interest of 10.0% per annum on outstanding balances that exceed the credit limit of $1.5 million.

During the three month period ending March 31, 2008, the Company purchased 28 used trailers from TIP de México (a subsidiary of GE Capital) with credit terms of at least 240 days, including 60 days of commercial credit without interest and at LIBOR plus 3% (6.29% as of March 31, 2008), beginning on the 61st day.

Following is a summary of the Company’s accounts payable and accrued expenses as of March 30, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accounts payable and accrued expenses
Accounts payable to Hyundai Translead	$5,304,024	$848,559
Accounts payable to TIP	345,575	0
Other accounts payable and accrued expenses	801,290	851,080
Total accounts payable and accrued expenses	$6,450,889	$1,699,639

Other accounts payable and accrued expenses relate primarily to freight, customs/importation fees, and accrued employee termination costs as required under Mexican law.

(6) Recognition of revenue from equipment sales Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured.

(7) Equipment leasing Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, requires that a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company’s leases are classified as operating leases for all of its leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At March 31, 2008, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations.

(8) Income Taxes Income taxes of $24,880 and $22,009 for the three months ended March 31, 2008 and 2007, respectively, primarily represent an alternative tax on assets incurred by the Company’s Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income.

(9) Comprehensive income (loss) Comprehensive income (loss) includes all changes in stockholders’ equity (net assets) from non-owner sources during the reporting period. Since inception, the Company’s comprehensive loss has been the same as its net loss.

(10) Common stock and warrant issuance For the three months ended March 31, 2008 and 2007, the Company did not issue any stock or stock-based awards. Therefore, there is no stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods and outstanding as of March 31, 2008 were fully vested as of the issuance date.

(11) Earnings per share The following summarizes the weighted-average common shares issued and outstanding for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Common and common equivalent shares outstanding – beginning of period	20,433,321	20,433,321
Common shares issued for cash	0	0
Common shares issued for conversion of debt	0	0
Common shares issued for exercise of warrants	0	0
Common and common equivalent shares outstanding – end of period	20,433,321	20,433,321

Historical common equivalent shares outstanding – beginning of period	20,433,321	20,433,321
Weighted average common shares issued during period	0	0
Weighted average common shares outstanding – basic and diluted	20,433,321	20,433,321

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of equity instruments is calculated using the treasury stock method. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options or warrants is antidilutive. Therefore, the Company had no dilutive shares during the period.

(12) Supplemental balance sheet information

	March 31, 2008	December 31, 2007
Rents and accounts receivable, net
Rents and accounts receivable	$495,393	$1,198,764
Alowance for doubtful accounts	(3,469)	(157,822)
Total rents and accounts receivable, net	$491,924	$1,040,942

Property and equipment, net
Trailer and semi-trailer equipment	$2,361,536	$2,267,114
Vehicles	105,742	108,168
Furniture and computer equipment	151,682	167,012
	2,618,960	2,542,294
Accumulated depreciation	(1,346,708)	(1,300,717)
Total property and equipment, net	$1,272,252	$1,241,577

(13) Commitments and Contingencies

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

The Company also sells and distributes Hyundai truck trailers in the United States, principally in California and Texas, under an existing dealer agreement with Hyundai Translead, which will expire on June 30, 2008. The Company has been assured by Hyundai Translead that the Company’s dealer agreements in California and Texas will be extended on a year-to-year basis.

Purchase Commitments:

As of March 31, 2008, the Company had forward trailer purchase commitments with Hyundai Translead of approximately $6,513,990, towards which the Company had not made any down payments. Under the terms of the commitment, the Company must pay Hyundai the total balance upon taking delivery of the trailers. Given that the Company’s total sales of trailers during 2007 of just over $45 million, management believes that such a forward purchase commitment in conjunction with its current inventory levels is both a necessary and reasonable action to avoid lack of inventory as market conditions improve through the balance of 2008 and early 2009. As of May 18, 2008, the Company had received purchase orders from its clients for approximately $5.0 million of our inventory.

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

As of March 31, 2008, the Company could be obligated to one customer to repurchase up to 250 trailers, which currently have estimated market values totaling approximately $5,100,000, at repurchase prices totaling $4,850,000. The prices agreed upon in the conditional repurchase agreement decline over periods from one year to ten years following the dates of original sale, terminating in the year 2017. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2017, i.e., management expects to be able to sell the used trailers at prices that exceed the repurchase price. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur losses on their subsequent sale or other disposition.

In addition, as of March 31, 2008, the Company could be obligated to a second customer to repurchase up to 95 trailers, which currently have estimated market values totaling approximately $1,900,000. The conditional repurchase period begins in the year 2010, terminating in 2014. Company management anticipates that the 95 related trailers will have estimated market values totaling approximately $1,600,000 as of July 1, 2010, the beginning of the repurchase period. As of that date, the repurchase prices agreed upon for the 95 trailers total $796,000. The prices in the conditional repurchase agreement decline over periods from three years to seven years following the dates of original sale in the year 2007. Based on the Company’s experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2014. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur losses on their subsequent sale or other disposition.

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

As of August 13, 2007, the Registration Statement was declared effective. The Company was required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waived such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would have been approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders’ equity as reported in the Company’s Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company increased the penalty fee payable by $69,000 during the three months ended June 30, 2007, with a related charge reflected in the Company’s Consolidated Statement of Operations for the period then ended. The remaining liability of $184,000 was included in accounts payable and accrued expenses as of December 31, 2007, and was subsequently paid to the investors in January 2008.

Effects of Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. The adoption did not have any impact on the Company’s financial statements as of March 31, 2008 or for the three-month period then ended. Company management does not expect this statement to have a significant impact on the Company’s future financial statements.

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

Results of Operations

Summary of Net Sales and Gross Profit

By Country

(U.S. $ Thousands)

	Three Months Ended March 31
	2008			2007
	Mexico	United States	Total	Mexico	United States	Total
Net sales and rental income	$817.0	1,269.5	2,086.5	8,689.3	1,975.6	10,664.9
Cost of sales and operating leases	(664.5)	(1,234.1)	(1,898.6)	(8,047.1)	(1,915.0)	(9,962.1)
Gross profit	$152.5	35.4	187.9	642.2	60.6	702.8
Margin %	18.7%	2.8%	9.0%	7.4%	3.1%	6.6%

For the first quarter ended March 31, 2008, our consolidated net sales decreased by 80.44% to $2,086,534 compared to $10,664,902 for the same period last year. Net sales is made up of two components: trailer and parts sales, which decreased by $8,597,202, in the first quarter of 2008, a decrease of 81.69% compared to the same period of 2007, and lease/rental income, which increased by $18,837, an increase of 13.4% compared to the same period last year.

The decline in our overall sales in the first quarter ended March 31, 2008 was primarily due to a decline in sales by our Mexican operations. Trends in the sales of transportation equipment in Mexico generally follow those in the U.S. although they tend to lag by two to three quarters. Management believes that the decline in demand for trailers in Mexico mirrors the decline experienced in the U.S. during the second half of 2006 and the first half of 2007. In the U.S., demand for trailers is generally a function of freight volume which is an important indicator of total economic activity. As the economy grows, freight volume increases, carrier profitability improves and demand for new equipment increases. Conversely, as freight volume declines, carrier margins are squeezed and equipment purchases are delayed.

Carriers must replace older equipment on an ongoing basis. When purchases are delayed during economic downturns demand is built up. When the economy improves carriers must invest in both replacing older equipment as well as growth. As a result trailer sales typically improve sharply nearing the end of economic downturns.

The margin percent (%) consists of gross profit divided by total net sales and rental income. The margin % on trailer sales in Mexico was 8.61% in the first quarter of 2008 compared to 6.84% in the same period of 2007. In addition, the margin % on rental income in Mexico was 60.0% in the first quarter of 2008 compared to 40.7% in the same period of 2007. This increase resulted from a reduction in insurance and repair costs on the lease fleet. The weighted average margin % of our Mexican operations for the first quarter ended March 31, 2008 was 18.7% compared to 7.4% for the same period of 2007. This increase in the margin % resulted from the decline in trailer sales in Mexico, at a relatively low margin %, along with the concurrent increase in rental income at a significantly higher margin %.

Management anticipates an improving sales environment during the second half of 2008 or the first half of 2009. Based on trends, sales should improve first in the U.S. and later in Mexico. Once carriers perceive an improving transportation environment they typically move quickly to replace aging equipment and trailer sales generally improve industry-wide.

For the first quarter ended March 31, 2008, trailer/parts/lease income in Mexico was $817,057, as compared to $8,689,266 in the same period last year, a decrease of $7,872,209 or 90.6%. For the first quarter ended March 31, 2008, our U.S. operations generated trailers/parts sales of $1,269,478 compared to $1,975,634 in the same period last year, a decrease of $706,156 or 35.74%.

Gross profit consists of net sales and rental income less cost of sales and operating leases. For the first quarter ended March 31, 2008, gross profit decreased $514,914, or 73.26%, to $187,906 compared to $702,820 for the same period in 2007. This decrease in gross profit resulted from the decrease of $8,578,368 in total sales and was partially offset by an increase in lease/rental income.

Selling, general and administrative expense for the first quarter ended March 31, 2008 was $849,750 compared to $895,728 for the same period of 2007, a decrease of 5.1%. This decrease was mainly due to additional expenses related to our acquired U.S. operation in the same period in 2007.

Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the first quarter of 2008, we recognized operating loss of $661,844, compared to an operating loss of $192,908 for the same period of 2007, an increase of $468,936. This increase in operating loss resulted from a decrease in sales and gross profit, partially offset by the decrease in selling, general and administrative expense.

Net interest expense for the first quarter ended March 31, 2008 was $124,695 compared to $106,434 for the same period of 2007. This increase of $18,261 resulted from higher debt in 2008 utilized to finance inventory.

Other income/(expense), net, which is primarily foreign exchange gains/(loss) in our Mexican operation, was a gain of $ 395 in the first quarter ended March 31, 2008 compared to a loss of $18,552 in the same period of the last year.

Income taxes of $24,881 and $22,009 were accrued for the three months ended March 31, 2008 and 2007, respectively. This tax primarily represents an alternative tax, which is an alternative tax incurred by our Mexican operations. This tax is applicable to most Mexican corporations that have no taxable income.

Our net loss for the first quarter ended March 31, 2008 was $811,025, or $0.04 per basic and diluted share, compared to a net loss of $339,903, or $0.02 per basic and diluted share for the same period of 2007. This increase in net loss was caused by the impact of a decrease in sales, and an increase in net interest expense, partially offset by a decrease in selling, general and administrative expense and an increase in lease/rental income.

Liquidity and Capital Resources

Our principal sources of liquidity have been debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003, and through a private equity placement that took place on May 1, 2006.

During the three months ended March 31, 2008, we acquired property and equipment of $117,671, which primarily was equipment for the lease/rental pool, offset by proceeds of $20,943 from disposals. This compares to $53,778 and $12,384, respectively, for the three months ended March 31, 2007. As a result, net cash used for investment activities was $96,728 for the three months ended March 31, 2008, compared to $41,394 for the three months ended March 31, 2007.

During the three months ended March 31, 2008 and 2007, we received proceeds from issuance of shareholder debt of $301,000 and $109,500, respectively. In addition, in the same periods we received proceeds from notes payable and floor plan line of credit from Navistar Financial Corporation of $2,051,349 and $4,213,368, respectively. During the three months ended March 31, 2008, we repaid debt of $1,261,831, including $1,231,528 against the floor plan line of credit. During the same period of 2007, we repaid debt of $4,190,758, including $4,068,141 against the floor plan line of credit. As a result, net cash provided by financing activities for the three months ended March 31, 2008 and 2007 was $1,146,405 and $132,110, respectively.

As of March 31, 2008, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $6,513,990 towards which we had not made down payments. Under the terms of the commitment, we must pay Hyundai the balance due of approximately $6,513,990 upon taking delivery of the trailers. As of March 31, 2008 we have placed orders enough to ensure an uninterrupted supply sufficient to meet our anticipated customer demand in 2008.

The sharp decline in trailer sales during the first quarter of 2008 was a result of a significant reduction in demand for new trailers, particularly in Mexico. We believe this weakness in demand will continue at least through the first half of 2008. Recovery will depend largely on the improvement in the economies of both Mexico and the United States. If the market continues “soft” through the remaining three quarters of 2008, our sales and resulting gross profit could decline significantly compared to 2007. As of March 31, 2008, our trailer inventory combined with purchase commitments totaled approximately $17.0 million, sufficient to cover customer sales demand for approximately $18.3 million of trailers. Last year, in 2007, we had total trailer sales of approximately $34.8 million in the nine-month period April 1, 2007 through December 31, 2007. If we sell at least 50% of that amount ($17.4 million) during the same period of 2008, we will consume almost our entire current inventory as well as all committed inventory purchases. In order to maintain sufficient inventory to ensure uninterrupted supply to meet potential customer demand, we believe that our current inventory and purchase commitments are prudent under current market conditions. We do not expect to sell our current inventory or purchase commitments at a loss in order to stimulate sales. As of May 18, 2008, we had received purchase orders from our clients for approximately $5.0 million of our inventory.

Since its inception, the Company has generated losses from operations, and as of March 31, 2008, we had an accumulated deficit of $15,735,367, negative equity of $317,709, negative cash flows from operating activities of $947,294 and a working capital deficit of $987,661. We believe that the cash on hand as of March 31, 2008, together with the floor plan financing arrangements and cash expected to be generated by operations, will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company’s Chairman and/or other investors. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman or other investors fail to provide additional financial support to the Company if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item not applicable.

Item 4T.   CONTROLS AND PROCEDURES

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

Compliance with Section 404 of Sarbanes-Oxley Act

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, our management furnished a report on our internal control over financial reporting. This report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2007, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management. We did not identify material weaknesses in our internal control over financial reporting; we were able to assert that our internal control over financial reporting is effective.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls in order to achieve compliance with Section 404 of the Act.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A.   RISK FACTORS

Item not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

LIST OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Incorporation
*3.1.1	Articles of Amendment to the Articles of Incorporation (Name Change)
*3.1.2	Articles of Amendment to the Articles of Incorporation (Authorized Capital)
*3.2	By-laws
**10.1	Separation Agreement and General Release between the Registrant and Steven J. Kutcher, dated March 25, 2008
**10.2	Personal Guaranty to Steven J. Kutcher by Randolph M. Pentel, dated March 25, 2008
**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed October 7, 2002, as amended by the Company’s Amendment No. 1 to Form SB-2 filed December 9, 2002.
**	Filed herewith.

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOURCE FINANCIAL, INC.
Date: May 20, 2008	By:	/s/ Fred C. Boethling
Fred C. Boethling, President, Chief Executive Officer and Director