Form 10-Q
period 2008-06-30
CAPSOURCE FINANCIAL INC
filed 2008-08-19
CIK 1173359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 1-31730

                                   ----------

                            CAPSOURCE FINANCIAL, INC.
           (Name of Small Business Issuer as Specified in its charter)

             COLORADO                                84-1334453
   ----------------------------           ---------------------------------
     (State of incorporation)             (IRS Employer Identification No.)

               2305 CANYON BOULEVARD, SUITE 103, BOULDER, CO 80302
              (Address of principal executive offices and Zip Code)

                 (Registrant's telephone number) (303) 245-0515

                                   ----------

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer |_|         Accelerated filer |_|

  Non-accelerated filer |_|           Smaller reporting company |X|
  (Do not check if a smaller
     reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

There were 20,433,321 shares of common stock outstanding at August 18, 2008.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2008 and December 31, 2007            3

         Statements of Operations for the three-month and six month
          periods ended June 30, 2008 and 2007                               4

         Statements of Cash Flows for the six-month periods ended
          June 30, 2008 and 2007                                             5

         Notes to Unaudited Condensed Consolidated Financial Statements      6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                       15

         ITEM 4T. CONTROLS AND PROCEDURES                                   15

PART II - OTHER INFORMATION

         ITEM  1. LEGAL PROCEEDINGS                                         17

         ITEM 1A RISK FACTORS                                               17

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
          USE OF PROCEEDS                                                   17

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            17

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

         ITEM 5. OTHER INFORMATION                                          17

         ITEM 6. EXHIBITS                                                   17

SIGNATURE                                                                   18

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                                            JUNE 30,        DECEMBER 31,
                                                              2008              2007
                                                          ------------      ------------
                  ASSETS
Current assets:
   Cash and cash equivalents                              $    374,905      $    426,191
   Rents and accounts receivable, net                        3,879,394         1,040,942
   Mexican value-added taxes receivable                        643,717           137,194
   Inventory                                                 8,579,185         5,718,489
   Other receivable                                            600,000            14,536
   Prepaid insurance and other current assets                  259,630           121,674
                                                          ------------      ------------
           Total current assets                             14,336,831         7,459,026

Property and equipment, net                                     82,303         1,241,577
Other assets                                                   113,892            27,355
Intangible assets, net                                         296,080           332,260
Equity investment                                              273,293                 0
                                                          ------------      ------------
           Total assets                                   $ 15,102,399      $  9,060,218
                                                          ============      ============

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  7,598,538      $  1,699,639
   Deposits and advance payments                               293,976           151,316
   Notes payable                                             4,243,176         3,327,736
   Payable to stockholder                                    2,505,683         2,641,559
                                                          ------------      ------------
           Total current liabilities                        14,641,373         7,820,250

Long-term liabilities:
   Notes payable long-term                                   1,032,861           746,652
                                                          ------------      ------------
           Total long-term liabilities                       1,032,861           746,652
                                                          ------------      ------------

           Total liabilities                                15,674,234         8,566,902
                                                          ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                204,333           204,333
   Additional paid-in capital                               15,213,325        15,213,325
   Accumulated deficit                                     (15,989,493)      (14,924,342)
                                                          ------------      ------------
           Total stockholders' equity                         (571,835)          493,316
                                                          ------------      ------------
           Total liabilities and stockholders' equity     $ 15,102,399      $  9,060,218
                                                          ============      ============

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         ------------------------------      ------------------------------
                                             2008              2007              2008              2007
                                         ------------      ------------      ------------      ------------
Net sales and rental income              $  6,869,667      $ 10,144,315      $  8,956,201      $ 20,809,217
Cost of sales and operating leases         (6,197,421)       (9,423,551)       (8,096,049)      (19,385,633)
                                         ------------      ------------      ------------      ------------
Gross profit                                  672,246           720,764           860,152         1,423,584
Selling, general and administrative        (1,148,680)         (822,116)       (1,998,430)       (1,717,844)
                                         ------------      ------------      ------------      ------------
Operating loss                               (476,434)         (101,352)       (1,138,278)         (294,260)
Interest, net                                (155,038)         (193,148)         (279,733)         (299,582)
Other income                                  219,572            23,051           219,967             4,499
Gain from the sale of REMEX                   171,897                --           171,897                --
                                         ------------      ------------      ------------      ------------
Loss before income taxes                     (240,003)         (271,449)       (1,026,147)         (589,343)
Income taxes                                  (14,123)          (18,325)          (39,004)          (40,334)
                                         ------------      ------------      ------------      ------------
Net loss                                 $   (254,126)     $   (289,774)     $ (1,065,151)     $   (629,677)
                                         ============      ============      ============      ============

Net loss per basic and diluted share     $      (0.01)     $      (0.01)     $      (0.05)     $      (0.03)
                                         ============      ============      ============      ============

Weighted-average shares
     outstanding, basic and diluted        20,433,321        20,433,321        20,433,321        20,433,321
                                         ============      ============      ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                          -----------------------------------------
                                                                                                 2008                 2007
                                                                                          -------------------  --------------------
Cash flows from operating activities:
  Net loss                                                                                $       (1,065,151)  $          (629,677)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      (Recovery) provision for doubtful accounts                                                          --                (1,251)
      Depreciation and amortization                                                                  116,555               144,530
      Gain on disposal of assets                                                                          --                (5,261)
      Changes in operating assets and liabilities, net of
        business acquired:
        Rents and other receivables                                                               (3,388,781)               (7,489)
        Inventory                                                                                 (2,860,696)           (2,793,682)
        Advances to vendors and other current assets                                                      --               560,302
        Accounts payable and accrued expenses                                                      5,898,899               210,953
        Deposits and advance payments                                                               (123,420)             (620,274)
        Other assets                                                                                (323,650)                5,788
                                                                                          ------------------   -------------------
         Net cash used in operating activities                                                    (1,746,244)           (3,136,061)
                                                                                          ------------------   -------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                                (182,389)             (124,340)
  Proceeds from disposition of property and equipment                                                 68,913                52,795
                                                                                          ------------------   -------------------
         Net cash used in investing activities                                                      (113,476)              (71,545)
                                                                                          ------------------   -------------------

Cash flows from financing activities:
  Proceeds from payable to stockholder                                                               466,000               302,693
  Proceeds from notes payable and credit line                                                      4,663,502             9,914,664
  Repayment of notes payable, credit line and payable to stockholder                              (4,063,730)           (7,077,585)
  Proceeds from sale of Subsidiaries                                                                 600,000                    --
  Deposits and Advances                                                                              142,661                    --
                                                                                          ------------------   -------------------
         Net cash provided by financing activities                                                 1,808,433             3,139,772
                                                                                          ==================   ===================

         Net decrease in cash and cash equivalents                                                   (51,287)              (67,834)
Cash and cash equivalents, beginning of the period                                                   426,192               655,825
                                                                                          ------------------   -------------------

Cash and cash equivalents, end of the period                                              $          374,905   $           587,991
                                                                                          ==================   ===================

Supplemental cash flow information:
      Cash paid for interest                                                              $          407,712   $           279,229
                                                                                          ------------------   -------------------
      Cash paid for income taxes                                                          $           33,030   $            23,927
                                                                                          ------------------   -------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                   CAPSOURCE FINANCIAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS CapSource is a holding company that sells dry vans and other types of truck trailers through its wholly-owned Mexican operating subsidiary, Remolques y Sistemas Aliados de Transportacion, S.A. de C.V., or RESALTA and its wholly-owned U.S. subsidiary, CapSource Equipment Company, d/b/a Prime Time Trailers, and leases dry van and refrigerated truck trailers through its 20% interest in its former Mexican subsidiary, Rentas y Remolques de Mexico, S.A. de C.V., or REMEX. On June 20, 2008, CapSource sold an 80% interest in its Mexican leasing subsidiary, REMEX. After June 20, 2008 the company's participation in the leasing business is limited to its remaining investment in REMEX. In addition, on May 1, 2006, the Company acquired, and began operating, the truck trailer sales business of Prime Time Equipment, Inc., a California based authorized dealer for Hyundai Translead trailers. The Company now operates the acquired business through its wholly owned U.S. subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers. The Company operates in one business segment, the sale and lease of trailers, and conducts business in the United States and Mexico.

For the three months and six months ended June 30, 2008 and 2007, the geographic distribution of the Company's net sales was:

                                        THREE MONTHS ENDED JUNE 30
                           ---------------------------------------------------
                                    2008                         2007
                           ----------------------      -----------------------
                           NET SALES                     NET SALES
                             AND                           AND
                            RENTAL                        RENTAL
                            INCOME        % OF            INCOME         % OF
      COUNTRY               (000S)        TOTAL           (000S)         TOTAL
----------------------    ----------     -------       ------------     ------
Mexico                    $ 5,990.57       87.20%      $   8,077.50       79.6%
United States                 879.13       12.80%          2,066.80       20.4%
                          ----------     -------       ------------     ------
     Total net sales      $ 6,869.70         100%      $  10,144.30        100%
                          ==========     =======       ============     ======


                                         SIX MONTHS ENDED JUNE 30
                           ---------------------------------------------------
                                    2008                         2007
                           ----------------------      -----------------------
                           NET SALES                     NET SALES
                             AND                           AND
                            RENTAL                        RENTAL
                            INCOME        % OF            INCOME         % OF
      COUNTRY               (000S)        TOTAL           (000S)         TOTAL
----------------------    ----------     -------       ------------     ------
Mexico                    $ 6,807.57          76%      $  16,766.80       80.6%
United States               2,148.63          24%          4,042.40       19.4%
                          ----------     -------       ------------     ------
     Total net sales      $ 8,956.20         100%      $  20,809.20        100%
                          ==========     =======       ============     ======

(2) BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements include the accounts of CapSource and its wholly owned subsidiaries. In addition, the accounts of REMEX are included in the Company's financial statements through the June 20, 2008 divestiture of an 80% interest. Thereafter, the Company accounts for its remaining 20% interest under the equity method of accounting as prescribed under APB 18. All intercompany balances have been eliminated in consolidation. In the opinion of Company management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and cash flows for the interim periods presented. These statements are condensed and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2007,. The results of operations for the three months and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year, or for any other future period.

The financial statements of the Company's Mexican subsidiaries are reported in the local currency, the Mexican peso. However, as substantially all sales and leases are denominated in U.S. dollars, as well as generally all other activities, the functional currency is designated as the U.S. dollar. Any transactions denominated in the local currency are remeasured into the U.S. dollar, creating foreign exchange gains or losses that are included in other income.

(3) LIQUIDITY Since its inception, the Company has generated losses from operations, and as of June 30, 2008 had an accumulated deficit of $15,989,493 and working capital deficit of $ 304,542.

In conjunction with its U.S. operations, the Company maintains a floor plan inventory credit line of approximately $3.5 million with Navistar Financial Corporation to finance the purchase of new and used truck trailer inventory in the United States. The floor plan notes, which bear interest at Prime Rate plus 1.25% or 6.25% as of June 30, 2008, are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

In conjunction with its Mexican operations, the Company maintains a floor plan inventory credit line of approximately $1.5 million with Financieros Navistar, S.A. de C.V. (the Mexican subsidiary of Navistar Financial Corporation) to finance the purchase and sale of new and used truck trailers by the Company's Mexican operations. This represents a reduction of $3.5 million in the company's credit line with Financieros Navistar, S.A de C.V. The reduction in the credit line of the company is a result of an internal policy decision at Navistar to reduce its exposure to the credit market in Mexico. The floor plan notes, which bear interest at LIBOR plus 4.17% or 7.78% as of June 30, 2008, are secured by specific trailer inventory and are paid as each financed trailer is sold by the Company.

To satisfy the Company's liquidity needs, Randolph Pentel, the Company's Chairman of the Board, from time to time has made unsecured loans to the Company. During the six months ended June 30, 2008, Mr. Pentel loaned the Company $466,000. As of June 30, 2008, the outstanding loans by him to the Company, classified as short-term debt, totaled $2,498,952. Total interest expense on the Pentel loans was $81,602 for the six months ended June 30, 2008. As of June 30, 2008, total accrued interest on the Pentel loans was $54,317. The Company repaid $400,000 to Mr. Pentel in principal and interest on the loans during the six months ended June 30, 2008.

Company management believes that the cash to be generated by operations, and the floor plan financing arrangements, plus the cash on-hand at June 30, 2008, as well as additional funding expected from the Company's Chairman, will provide sufficient funds to satisfy obligations as they become due over the next twelve months. Over the long-term, management believes that the Company will need additional debt/equity funding, as well as successful growth in the Company's U.S. operation, and a return of our Mexican trailer sales operation to more traditional levels in order to satisfy long-term cash requirements.

The Company is seeking additional long-term debt and/or equity funding to expand operations. Should the Company be unsuccessful in growing U.S. operations or should our Mexican trailers sales operations fail to return to more traditional levels, and should the Company's Chairman fail to provide additional funding to sustain the Company's working capital requirements, and/or should the Company be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

(4) SALE OF SUBSIDIARY On June 20, 2008, CapSource entered into an agreement to sell an 80% interest in its Mexican leasing subsidiary, REMEX for $1.2 million. The buyer was Analistas de Recursos Globales, S.A.P.I. de C.V. d/b/a ARG. The purchase price was paid in two installments: one-half on June 20, 2008 and one-half approximately 40 days after the execution of the purchase/sale agreement or July 30, 2008. The second installment of the purchase price was received on July 30, 2008. CapSource will continue to have a representative on the Board of Directors of REMEX after the sale to ARG. We sold our interest in REMEX to allow us to focus our resources on trailers sales. In addition, a lack of funding to purchase new equipment and originate new leases resulted in a steady decline in revenues as older equipment came off-lease and was sold while at the same time new equipment was not purchased to replace units sold due to a lack of funding. The new majority owners of REMEX have indicated that they have the necessary funding to grow the lease fleet and originate new leases. We believe that REMEX under its new control will become a significant customer for new trailer purchases and a source of used equipment as equipment comes off lease. In July 2008 the owners of REMEX placed orders with RESALTA for $600,530.

In connection with the sale, CapSource's other Mexican subsidiary, RESALTA, has entered into a contract with ARG to provide certain management services in connection with the operation of the trailer pool owned by the leasing company.

(5) INVENTORY, NOTES PAYABLE AND CREDIT LINE The Company funds the purchase of some of its inventory under floor plan credit lines from independent finance companies (unrelated to Hyundai Translead), that are secured by specific trailer inventory. As of June 30, 2008 and December 31, 2007, the Company had the following inventory balances, floor plan financing debt and other unsecured short term debt:

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2008            2007
                                                                      ----------     -----------
INVENTORY
Inventory, securitizing floor plan line of credit                     $3,872,600     $3,000,533
Inventory, other                                                       4,706,585      2,717,956
                                                                      ----------     ----------
   Total Inventory                                                    $8,579,185     $5,718,489
                                                                      ==========     ==========

NOTES PAYABLE, LINE OF CREDIT AND PAYABLE TO STOCKHOLDER
Floor plan line of credit, secured by inventory                       $3,886,733     $2,953,529
Other unsecured notes payable and payable to stockholder                 356,443        374,207
                                                                      ----------     ----------
   Total notes payable, line of credit and payable to stockholder     $4,243,176     $3,327,736
                                                                      ==========     ==========

As reported in the Unaudited Condensed Consolidated Statements of Cash Flows, during the six months ended June 30, 2008 and 2007, the Company received proceeds from notes payable and credit line of $4,663,502 and $9,914,664, respectively, which included $4,655,912 and $9,631,210, respectively, in conjunction with the floor plan lines of credit. During the six months ended June 30, 2008 and 2007, the Company repaid debt of $3,767,479 and $7,077,585, respectively, which included repayments of $3,703,646 and $6,870,086, respectively, against the floor plan lines of credit.

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

During the first quarter of 2008 the Company purchased 28 used trailers from TIP de Mexico (a subsidiary of GE Capital) with credit terms of at least 240 days, including 60 days of commercial credit without interest and at LIBOR plus 3%, or 6.61% as of June 30, 2008, beginning on the 61st day.

Following is a summary of the Company's accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007:

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2008            2007
                                                                      ----------     -----------
Accounts Payable to Hyundai Translead                                 $6,344,477     $ 848,559
Accounts payable to TIP                                                  220,800
Other accounts payable and accrued expenses                            1,033,261       851,080
                                                                      ----------     ---------
               Total accounts payable and accrued expenses             7,598,538     1,699,639
                                                                      ==========     =========


Other accounts payable and accrued expenses relate primarily to freight, customs/importation fees, and accrued employee termination costs as required under Mexican law.

(7) RECOGNITION OF REVENUE FROM EQUIPMENT SALES Revenue generated by the sale of trailer and semi-trailer equipment is recorded at the time the equipment is delivered to the buyer, provided the Company has evidence of a purchase arrangement, the sale price is fixed or determinable and collectability is reasonably assured.

(8) EQUIPMENT LEASING Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, requires that a lessor account for each lease by either the direct financing or sales-type method (collectively capital leases), or the operating lease method. Capital leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company's leases are classified as operating leases for all of its leases and for all lease activity as the lease contracts do not satisfy the criteria to be recognized as capital leases. For all types of leases, the determination of return on investment considers the estimated value of the equipment at lease termination, referred to as the residual value. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Actual results could differ significantly from initial estimates, which could in turn result in impairment or other charges in future periods.

The cost of equipment is recorded as equipment and is depreciated on a straight-line basis over the estimated useful life of the equipment. Leasing revenue consists principally of monthly rentals and related charges due from lessees. Leasing revenue is recognized over the related rental term. Deposits and advance rental payments are recorded as a liability until repaid or earned by us. Operating lease terms range from month-to-month rentals to five years. Initial direct costs (IDC) are capitalized and amortized over the lease term in proportion to the recognition of rental income. At June 30, 2008, the Company had no capitalized IDC. Depreciation expense and amortization of IDC are recorded as direct costs of trailers under operating leases in the accompanying consolidated statements of operations.

(9) INCOME TAXES Income taxes of $39,004 and $40,334 for the six months ended June 30, 2008 and 2007, respectively, primarily represent income tax in 2008 and an alternative tax on assets in 2007 by the Company's Mexican operations. This tax was applicable through 2007 to most Mexican corporations that have no taxable income. However, a Mexican presidential decree was issued on November 5, 2007, which stated that the laws will become applicable on January 1, 2008, emphasizing the following: (i) the derogation of the Asset Tax Law, and (ii) a new tax (Flat Rate Business Tax or IETU), which is based on cash flows and certain restrictions for authorized deductions in addition to the granting of tax credits mainly in connection with inventories, salaries taxed for income tax purposes, social security contributions, tax losses arising from accelerated deduction, recoverable asset tax, and deductions related to fixed asset investments, deferred charges and expenses. During the six months ended June 30, 2008 the Mexican subsidiaries incurred IETU of approximately $4,000.

(10) COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) includes all changes in stockholders' equity (net assets) from non-owner sources during the reporting period. Since inception, the Company's comprehensive loss has been the same as its net loss.

(11) COMMON STOCK AND WARRANT ISSUANCE For the six months ended June 30, 2008 and 2007; the Company did not issue any stock or stock-based awards. Therefore, there is no stock-based compensation disclosure presented herein. All stock-based awards granted in previous periods and outstanding as of June 30, 2008 were fully vested as of the issuance date.

(12) EARNINGS PER SHARE The following summarizes the weighted-average common shares issued and outstanding for the six months ended June 30, 2008 and 2007:

                                                                           SIX MONTHS ENDED JUNE 30
                                                                             2008          2007
                                                                          ----------     ----------
Common and common equivalent shares outstanding - beginning of period     20,433,321     20,433,321
Common shares issued for cash                                                      0              0
Common shares issued for conversion of debt                                        0              0
Common shares issued for exercise warrants                                         0              0
                                                                          ----------     ----------
Common and common equivalent shares outstanding - end of period           20,433,321     20,433,321
                                                                          ==========     ==========

Historical common equivalent shares outstanding - beginning of period     20,433,321     20,433,321
Weighted average common shares issued during period                                0              0
                                                                          ----------     ----------
Weighted average common shares outstanding - basic and diluted            20,433,321     20,433,321
                                                                          ==========     ==========

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of equity instruments is calculated using the treasury stock method. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options or warrants is not dilutive. Therefore, the Company had no dilutive shares during the period.

(13)  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                 JUNE 30,        DECEMBER 31,
                                                   2008             2007
                                                -----------      ------------
RENTS AND ACCOUNTS RECEIVABLE, NET
Rents and accounts receivable                   $ 3,879,394      $ 1,198,764
Allowance for doubtful accounts                           0         (157,822)
                                                -----------      -----------
   Total rents and accounts receivable, net     $ 3,879,394      $ 1,040,942
                                                ===========      ===========

PROPERTY AND EQUIPMENT, NET
Net Trailer and semi-trailer equipment          $         0      $ 2,267,114
Vehicles                                            108,168          108,168
Furniture and computer equipment                    133,532          167,012
                                                -----------      -----------
                                                    241,700        2,542,294
Accumulated depreciation
                                                   (159,397)      (1,300,717)
                                                -----------      -----------
   Total property and equipment, net            $    82,303      $ 1,241,577
                                                ===========      ===========

(14)  COMMITMENTS AND CONTINGENCIES

Distribution Contract:
----------------------
On July 9, 2007, the Company entered into a new exclusive dealer agreement with Hyundai Translead, replacing the existing dealer agreement which was set to expire in November 2007. The new dealer agreement, which expires on December 31, 2010, grants the Company the exclusive right to continue to sell and lease Hyundai truck trailers and related equipment in Mexico. In addition, the new agreement increases the Company's line of credit with Hyundai for its Mexican operations to $1.5 million, an increase from the previous limit of $1.0 million. The credit line is used to facilitate the purchase of truck trailer inventory. The dealer agreement does not require the Company to meet any minimum purchase requirements.

The Company also sells and distributes Hyundai truck trailers in the United States, principally in California and Texas, under an existing dealer agreement with Hyundai Translead, which expired on June 30, 2008. The Company has been assured by Hyundai Translead that the Company's dealer agreements in California and Texas will be extended on a year-to-year basis.

Purchase Commitments:
---------------------
As of June 30, 2008, the Company had forward trailer purchase commitments with Hyundai Translead of approximately $13,032,468, towards which the Company had not made any down payments. Under the terms of the commitment, the Company must pay Hyundai the total balance upon taking delivery of the trailers. Given that the Company's total sales of trailers during 2007 of just over $45 million, management believes that such a forward purchase commitment in conjunction with its current inventory levels is both a necessary and reasonable action to avoid lack of inventory as market conditions improve through the balance of 2008 and early 2009. In fact, during the second quarter ended June 30, 2008, the Company's sales were $6.9 million, which represented an increase of 245% in sales compared with $2.0 million in the sales for the quarter ended March 31, 2008.

During the year ended December 31, 2007, the Company made trailer sales totaling approximately $8,726,000 to two customers, conditioned on the Company agreeing to repurchase some of the trailers in the future under certain circumstances. The two customers are leasing companies that buy trailers from the Company, which then are leased to their customers. Under the terms of the conditional repurchase agreements, the Company could be required to repurchase some of the trailers, if the customers' lessees choose to return the trailers to the customers at lease termination and the customers choose not to release or sell the related trailers at that time.

As of June 30, 2008, the Company could be obligated to one customer to repurchase up to 250 trailers, which currently have estimated market values totaling approximately $5,100,000, at repurchase prices totaling $4,850,000. The prices agreed upon in the conditional repurchase agreement decline over periods from one year to ten years following the dates of original sale, terminating in the year 2017. Based on the Company's experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2017, in other words., management expects to be able to sell the used trailers at prices that exceed the repurchase price. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur losses on their subsequent sale or other disposition.

In addition, as of June 30, 2008, the Company could be obligated to a second customer to repurchase up to 95 trailers, which currently have estimated market values totaling approximately $1,900,000. The conditional repurchase period begins in the year 2010, terminating in 2014. Company management anticipates that the 95 related trailers will have estimated market values totaling approximately $1,600,000 as of July 1, 2010, the beginning of the repurchase period. As of that date, the repurchase prices agreed upon for the 95 trailers total $796,000. The prices in the conditional repurchase agreement decline over periods from three years to seven years following the dates of original sale in the year 2007. Based on the Company's experience in the used trailer market, Company management estimates that the market value of the related used trailers will exceed the prices agreed upon in the repurchase agreement at any point in time over the period terminating in 2014, in other words management expects to be able to sell the used trailers at prices that exceed the repurchase price. Thus, if the Company is required to repurchase any of the related trailers, it does not expect to incur losses on their subsequent sale or other disposition.

Registration Rights Obligation:
-------------------------------
In conjunction with the private equity placement that took place on May 1, 2006, the Company was required to prepare and file with the Securities and Exchange Commission a registration statement covering all the shares that were or could be issued as a result of the transaction. The Company complied with this requirement by filing such registration statement Form SB-2 (Registration Statement) on October 5, 2006. However, the Company also was obligated to have caused such Registration Statement to become effective within 180 days of May 1, 2006. Any delays in meeting the obligation to have the Registration Statement declared effective within 180 days of May 1, 2006 would result in the Company being liable to the investors in an amount equal to one percent per month (or part thereof) of the purchase price paid for the shares, and, if exercised, the warrant shares, for the duration of any such delay.

On August 13, 2007, the Registration Statement was declared effective. The Company was required to pay the investors the penalty fee of $23,000 for each month (or part thereof) that the effective date of the Registration Statement was delayed, unless the investors waive such fee. The registration rights agreement did not limit the amount of fee that would have to be paid if the effective date of the registration statement were delayed indefinitely. Thus, the annual fee obligation for such a delay would have been approximately $276,000. Company management initially anticipated that the registration statement would become effective by May 15, 2007, resulting in a penalty fee of $138,000. This estimated fee was included as a reduction of stockholders' equity as reported in the Company's Consolidated Balance Sheet as of December 31, 2006. In January 2007, the Company paid $23,000 of the estimated fee. Given that the Registration Statement was declared effective on August 13, 2007, approximately three months beyond the original anticipated effective date, the Company increased the penalty fee payable by $69,000 during the year ended December 31, 2007, with a related charge reflected in the Company's Consolidated Statement of Operations for the period then ended. The remaining liability of $184,000 was included in accounts payable and accrued expenses as of December 31, 2007, and was subsequently paid to the investors in January 2008.

Effects of Recent Accounting Pronouncements:
--------------------------------------------
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", (SFAS No.
157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. The adoption did not have any impact on the Company's financial statements as of June 30, 2008 or for the six month period then ended. Company management does not expect this statement to have a significant impact on the Company's future financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains statements that, to the extent that they are not recitations of historical fact, constitute "forward-looking statements." We are ineligible to rely on the safe harbor provisions for forward-looking statements that are contained in applicable securities legislation, because we are a penny stock issuer. Forward-looking statements may include financial and other projections, as well as statements regarding our future plans, objectives or economic performance, or the assumptions underlying any of the foregoing. We use words such as "may", "would", "could", "will", "likely", "expect", "anticipate", "believe", "intend", "plan", "forecast", "project", "estimate" and similar expressions to identify forward-looking statements. You can identify "forward-looking statements" by the fact that they do not relate strictly to historical or current facts.

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate and reasonable in the circumstances. Any statement containing forward-looking information speaks only as of the date on which it is made; and, except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made. A number of factors could cause the Company's actual results to differ materially from those indicated in the forward looking statements in this discussion. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. It is not possible for our management to predict all of such factors or to assess the effect of each factor on our business. All of our forward-looking statements should be considered in light of these factors. For more information about such factors and risks, see the other documents incorporated by reference in this document.

OVERVIEW

         CapSource is a holding company that sells dry vans and other types of truck trailers through our wholly-owned Mexican operating subsidiary, RESALTA, and our wholly-owned U.S. subsidiary, CapSource Equipment Company, d/b/a Prime Time Trailers, and leases dry van and refrigerated truck trailers through our 20% interest in our former Mexican subsidiary, REMEX.

         RESALTA, our Mexican trailer sales/distribution company, is the exclusive authorized Hyundai Translead trailer dealer for all of Mexico.

         We retained a 20% interest in our former subsidiary REMEX, which leases truck trailer equipment under operating lease contracts that are denominated in U.S. dollars. This structure reduces our foreign exchange risk, transferring it to the lessees.

         Prime Time Trailers our U.S. trailer sales/distribution company, has the right to distribute Hyundai truck trailers in Texas and the southwestern United States. We acquired Prime Time Trailers on May 1, 2006, from Prime Time Equipment, Inc., a California based authorized dealer for Hyundai truck trailers. We now operate the acquired business through our wholly-owned subsidiary, CapSource Equipment Company, Inc., d/b/a Prime Time Trailers.

         On June 20, 2008, we entered into an agreement to sell an 80% interest in our Mexican leasing subsidiary, REMEX for $1.2 million. The purchase price was paid in two installments: one-half on June 20, 2008 and one-half on July 30, 2008. We will continue to have a representative on the Board of Directors of REMEX after the sale. We sold our interest in REMEX to allow us to focus our resources on trailer sales. In addition, a lack of funding to purchase new equipment and originate new leases resulted in a steady decline in revenues as older equipment came off-lease and was sold while at the same time new equipment was not purchased to replace units sold due to a lack of funding. The new majority owners of REMEX have indicated that they have the necessary funding to grow the lease fleet and originate new leases. We believe that REMEX under its new control will become a significant customer for new trailer purchases and a source of used equipment as equipment comes off lease. In July 2008 the owners of REMEX placed orders with RESALTA for just over $600,000 of equipment.

RESULTS OF OPERATIONS
---------------------

                                     -------------------------------------------     -------------------------------------------
                                           THREE MONTHS ENDED JUNE 30, 2008                THREE MONTHS ENDED JUNE 30, 2007
                                     -------------------------------------------     -------------------------------------------
                                         US            Mexico           TOTAL             US           Mexico           TOTAL
                                     -----------     -----------     -----------     -----------     -----------     -----------
     Net sales and rental income         879,153       5,990,514       6,869,667       2,066,766       8,077,549      10,144,315

Cost of sales and operating leases      (878,226)     (5,319,194)     (6,197,421)     (2,050,325)     (7,373,226)     (9,423,551)
                                     -----------     -----------     -----------     -----------     -----------     -----------
     Gross profit                            927         671,320         672,246          16,441         704,323         720,764
            MARGIN %                         0.1%           11.2%            9.8%            0.8%            8.7%            7.1%

                                     -------------------------------------------     -------------------------------------------
                                           SIX MONTHS ENDED JUNE 30, 2008                   SIX MONTHS ENDED JUNE 30, 2007
                                     -------------------------------------------     -------------------------------------------
                                         US            Mexico           TOTAL             US           Mexico           TOTAL
                                     -----------     -----------     -----------     -----------     -----------     -----------
     Net sales and rental income     2,148,632.00    6,807,569.00      8,956,201       4,042,401      16,766,816      20,809,217

Cost of sales and operating leases    (2,112,322)     (5,983,727)     (8,096,049)     (3,965,275)    (15,420,358)    (19,385,633)
                                     -----------     -----------     -----------     -----------     -----------     -----------
     Gross profit                         36,310         823,842         860,152          77,126       1,346,458       1,423,584
            MARGIN %                         1.7%           12.1%            9.6%            1.9%            8.0%            6.8%

         For the second quarter ended June 30, 2008, our consolidated net sales decreased by 32.3%, or $3,274,648, to $6,869,667 compared to $10,144,315 for the same period last year. Net sales is made up of two components: trailer and parts sales and lease rental income. Trailer sales decreased in the second quarter of 2008 by $3,272,102, a decrease of 33.0% over the same period of 2007 while parts sales increased in the second quarter of 2008 by $30,585 over the same three month period in 2007; and lease/rental income, which decreased by $8,868.00, a decrease of 7.0% compared to the same period last year

         For the six months ended June 30, 2008, our consolidated net sales decreased by 57.0% to $8,956,201 compared to $20,809,217 for the same period of 2007. This decrease resulted from a 55.1% reduction in sales volume in 2008, or $10,187,440, of which $8,738,461 was due to sales volume decrease in Mexico as well as a decrease of $1,448,979 sales volume at our California location. The decline in sales for the period ended June 30, 2008 was due in part to the decline of the overall economy, the tightening of credit markets and related deferral of scheduled capital improvement and maintenance programs practiced by freight carriers. Management believes that a trend of increasing freight volumes coupled with a deferral in capital expenditure will present an opportunity to grow the sales of the company in the future. We have continued to concentrate our working capital in trailer inventory and facilities.

         Gross profit consists of net sales and rental income less cost of sales and operating leases. For the second quarter ended June 30, 2008, gross profit decreased $48,518, or 6.7%, to $672,246 compared to $720,764 for the same period of 2007. This decrease in gross profit was due to a decline in the profit per unit. This is driven by a combination of downward pressure on pricing and price increases related to the raw materials used to produce the trailers.

         For the six months ended June 30, 2008, gross profit decreased $563,432, or 39.6%, to $860,152 compared to $1,423,584 for the same period of
2007. This was due, in part, to continued downward pressure on pricing throughout the second quarter of 2008.

         Selling, general and administrative expense for the second quarter ended June 30, 2008 was $1,148,680 compared to $822,116 for the same period of 2007, an increase of 39.7%. Excluding a one-time charge of $103,108 related to the severance agreement of Steven Kutcher, expenses increased by $223,456, or 27.2%. This increase was due, in part, to a cost of living increase for our employees in Mexico, in line with local government regulations that apply to remuneration of employees.

         For the six months ended June 30, 2008, selling, general and administrative expense was $1,998,430 compared to $1,717,844 for the same period of 2007. This increase was due, in part, to an increase in headcount in our California and Texas locations. We also incurred additional legal and consulting expenses in first and second quarters of 2008 related to the divestiture of REMEX.

         Operating loss consists of net sales less cost of sales and operating leases and selling, general and administrative expenses. In the second quarter of 2008, we recognized an operating loss of $476,434 compared to $101,352 for the same period of 2007. Excluding a one-time charge of $103,108 related to the severance agreement of Steven Kutcher, our operating loss increased by $271,974 or 268.35%. This increase in operating loss resulted from a decrease in sales and increase in selling, general and administrative expense.

         For the six months ended June 30, 2008, we recognized an operating loss of $1,138,278, compared to $294,260 for the same period of 2007. This increase in operating loss resulted from a decrease in sales and increase in selling, general and administrative expense.

         Net interest expense for the second quarter and six months ended June 30, 2008 was $155,038 and $279,733, respectively, compared to $193,148 and
$299,582, respectively, for the same periods of 2007. These decreases of $38,110 and $19,849, respectively, resulted from lower debt levels associated with a lower level of floor plan credit. The floor plan credit line of the Mexican operation was reduced due a tightening of overall lending on the part of Navistar Mexico.

         Other income/(expense), net, which is primarily a one-time gain from the sale of REMEX and foreign exchange gains/(loss), was $391,469 and of $391,864 in the second quarter and six months ended June 30, 2008, respectively, compared to $23,051 and $ 4,499, respectively, for the same periods of 2007. The increase was due, in part, to a recognized gain of $171,897 from the divestiture of 80% of REMEX.

         Income taxes of $14,123 and $39,004 were accrued for the three months and six months ended June 30, 2008, respectively, compared to $18,325 and $40,334, respectively, for the same periods of 2007.

         Our net loss for the second quarter ended June 30, 2008 was $254,126, or $0.01 per diluted share, compared to a net loss of $289,774, or $0.01 per diluted share for the same period of 2007.

         Our net loss for the six months ended June 30, 2008 was $1,065,151, or $0.05 per diluted share, compared to a net loss of $629,677, or $0.03 per diluted share for the same period of 2007.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity primarily have been from debt and equity funding provided by our majority stockholder, as well as through our initial public offering that concluded in July 2003, and through a private equity placement that took place on May 1, 2006.

         In addition, we completed the sale of 80% of our REMEX subsidiary in July 2008. The total proceeds were $1,200,000. The proceeds were used to repay debt and to fund operations.

         Our principal uses of capital have been to fund our operating losses, to expand our operations, and increase sales by adding to equipment inventory all pursuant to our strategic business plan. On May 1, 2006, we acquired and began operating the trailer sales business of Prime Time Equipment, Inc., for a total purchase price of approximately $1,970,000, of which approximately $955,000 was funded by the assumption of certain liabilities, and the remainder of $1,014,290 paid in cash. The purchase price included $498,390 for identifiable intangible assets.

         Net cash used in operating activities was $1,746,244 for the first six months of 2008, compared to $ 3,136,061 for the same period of 2007. This decrease of $1,389,817 was due primarily to a decrease of $496,854 in deposits and advance payments along with a decrease of $560,302 in advances to vendors and other current assets.

         During the six months ended June 30, 2008, we acquired property and equipment of $182,389, which primarily was equipment for our Mexican operation, offset by proceeds of $68,913 from disposals. This compares to $124,340 and $52,795, respectively, for the six months ended June 30, 2007.

         During the six months ended June 30, 2008 and 2007, we received proceeds from issuance of shareholder debt of $466,000 and $302,693 respectively. In addition, during the same periods, we received proceeds from notes payable and credit line of $4,663502 and $9,914,664, respectively, which included $4,655,912 and $9,631,210, respectively, in conjunction with the floor plan lines of credit from Navistar Financial Corporation. During the six months ended June 30, 2008, we repaid debt of $4,063,730 and $ 7,077,585, respectively, including repayments of $3,703,645 and $6,870,086, respectively, against the floor plan lines of credit. We repaid $400,000 to our Chairman and majority stockholder, Randolph Pentel, in principal and interest on the loans during the six months ended June 30, 2008. During the six months ended June 30, 2008, we received no proceeds from the sale of common stock. As a result, net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $1,808,433 and $3,139,772, respectively.

         On May 1, 2006, the Company's Chairman and largest stockholder converted $871,866 of Company notes payable into 2,179,664 shares of Company common stock at the conversion price of $0.40 per share.

         As of June 30, 2008, we had committed to purchase additional trailers from Hyundai Translead, at a total purchase price of approximately $13,032,468, towards which we had made no down payments. Under the terms of the commitment, we must pay Hyundai the remaining balance due of approximately $13,032,468 upon taking delivery of the trailers. We increased our inventory levels during the first six months of 2008,in order to ensure an uninterrupted supply sufficient to meet customer demand.

         On a long-term basis, liquidity is dependent on an adequate supply of inventory available for sale, continuation and expansion of operations, the sale of equipment, the renewal of leases and the receipt of revenue, as well as additional infusions of equity and debt capital. Subsequent to June 30, 2008, and as of August 14, 2008, the Company's Chairman advanced the Company an additional $25,000 under a working capital credit line under which he had loaned the Company a total of $1,009,000 since February 28, 2007.

         Since its inception, the Company has generated losses from operations, and as of June 30, 2008, we had an accumulated deficit of $15,989,493 and working capital of $304,542. We believe that the cash on hand as of June 30, 2008, together with the floor plan financing arrangements effective May 1, 2006 and October 23, 2006, cash expected to be generated by operations and loans from our Chairman will provide us with sufficient operational funds for the next twelve months, and will satisfy obligations as they become due. If we experience occasional cash short-falls, we expect to cover them with funds provided by the Company's Chairman. However, until such time that we achieve profitability, we will need to seek additional debt and/or equity funding to continue operations. Should our Chairman fail to provide additional financial support to the Company if needed, or should we be unsuccessful in obtaining funding from third parties, the Company could be forced to dramatically scale back its operations and activities.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item not applicable

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

COMPLIANCE WITH SECTION 404 OF SARBANES-OXLEY ACT

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, our management furnished a report on our internal control over financial reporting. This report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2007, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management. We did not identify material weaknesses in our internal control over financial reporting and we were able to assert that our internal control over financial reporting is effective.

         Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls in order to achieve compliance with Section 404 of the Act.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 1A. RISK FACTORS

         Item not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         John Ramos, 42, was appointed as the Company's Chief Financial Officer on June 3, 2008. Prior to joining CapSource Financial, Mr. Ramos served as a management consultant with Centennial Business Solutions, LLC, a Denver-based consulting firm. While at Centennial, among other activities, Mr. Ramos provided consulting services to Anatolia Minerals Development, Ltd and Comcast Digital Voice Division.

         Mr. Ramos spent six years at Media One International (formerly US WEST International) in various financial management positions. In his final assignment Mr. Ramos was posted in Jakarta as Director of Finance for a joint venture between Media One International (formerly US WEST International) and PT Telkom Indonesia.

         Mr. Ramos also served as an advisor to Qwest Communications regarding their expansion into Asia. Later, Mr. Ramos served as Chief Financial Officer for a Hong Kong-based media entertainment business where he supervised a staff of financial professionals in Hong Kong, Taiwan and Shanghai. Mr. Ramos holds a Bachelor of Arts and a Master of Science from the University of Colorado.

         Mr. Ramos' employment is at will, and he and the Company did not enter into an employment agreement. There is no arrangement or understanding between Mr. Ramos and any other person pursuant to which he was selected as Chief Financial Officer of the Company, nor is there any family relationship between Mr. Ramos and any of the Company's directors or executive officers.

ITEM 6. EXHIBITS

                                LIST OF EXHIBITS

The following exhibits are filed with this Form 10-Q:

    EXHIBIT
      NO.                                      DESCRIPTION
    -------                                    -----------
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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAPSOURCE FINANCIAL, INC.



Date: August 19, 2008                   By:  /s/ Fred C. Boethling
                                             ----------------------------------
                                             Fred C. Boethling
                                             President, Chief Executive Officer
                                             and Director
































18